Form 10-Q
period 1994-12-31
GARAN INC
filed 1995-02-14
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended December 31, 1994      Commission File No 1-4506

                           GARAN, INCORPORATED
        (Exact name of registrant as specified in its charter)


        VIRGINIA                                       13-5665557
(State of Incorporation)               (I.R.S. Employer Identification No.)


     350 Fifth Avenue, New York, NY                     10118
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code: (212) 563-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES   [X]               NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class                                   Outstanding December 31, 1994

Common Stock (no par value)               5,069,892 shares

                        PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                THREE MONTHS ENDED
                                           12/31/94            12/31/93
                                      __________________ __________________
Net sales                               $ 38,668,000        $ 45,335,000

Cost of sales                             31,264,000          33,802,000
                                        ____________        ____________

   Gross margin on sales                   7,404,000          11,533,000


Selling and administrative expenses        6,050,000           6,730,000

Interest on capitalized leases                39,000              41,000

Interest income                             (525,000)           (370,000)
                                        _____________       _____________
    Earnings before provision
        for income taxes                   1,840,000           5,132,000

Provision for income taxes                   718,000           2,001,000
                                        ____________        ____________

Net earnings                            $  1,122,000        $  3,131,000


Earnings per share data:

    Earnings per share                  $       0.22        $       0.62

    Average common shares outstanding      5,070,000           5,070,000

Dividends paid per share                $       0.40        $       1.20


                    GARAN, INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                              12/31/94         12/31/93
                                           _____________    _____________
ASSETS
Current Assets:
   Cash and cash equivalents               $  11,097,000    $   7,664,000
   U.S. Government securities - short-term    23,101,000       20,559,000
   Accounts receivable, less estimated
     uncollectibles of $514,000 at
     12/31/94 and $507,000 at 9/30/94         20,450,000       39,707,000
   Inventories                                21,238,000       27,881,000
   Other current assets                        2,657,000        3,085,000
                                           _____________    _____________
     Total current assets                     78,543,000       98,896,000

U.S. Government Securities - long-term        13,027,000                0
Property, plant and equipment, less
  accumulated depreciation and amortization   15,262,000       15,544,000
Other assets                                   2,510,000        2,607,000
                                           _____________    _____________
     TOTAL                                 $ 109,342,000    $ 117,047,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                        $   3,014,000    $   6,546,000
   Accrued liabilities                         6,592,000        9,531,000
   Federal and state income taxes payable        752,000          813,000
   Current portion of capitalized leases         151,000          151,000
                                           _____________    _____________
     Total current liabilities                10,509,000       17,041,000

Capitalized lease obligations, net of
 current portion                               3,163,000        3,620,000

Deferred income taxes                          2,680,000        2,490,000

Shareholders' Equity:
   Preferred stock ($10 par value) 500,000
     shares authorized; none issued
  Common stock (no par value) 15,000,000
     shares authorized; 5,069,892 issued at
     12/31/94 and 9/30/94                      2,535,000        2,535,000
  Additional paid-in-capital                   5,821,000        5,821,000
  Retained earnings                           84,634,000       85,540,000
                                           _____________    _____________
    Total shareholders' equity                92,990,000       93,896,000
                                           _____________    _____________
    TOTAL                                  $ 109,342,000    $ 117,047,000


                    GARAN, INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                 THREE MONTHS ENDED
                                             12/31/94         12/31/93
                                           _____________    _____________
Cash Flows From operating Activities:
  Net earnings                             $   1,122,000    $   3,131,000
  Non cash items included in earnings:
    Depreciation and amortization                893,000          879,000
    Provision for losses on accounts receivable   37,000           36,000
    Deferred income taxes                        190,000                0
  Changes in assets and liabilities:
    U.S. Government Securities - short-term  (14,557,000)               0
    Accounts receivable                       19,220,000       13,983,000
    Inventories                                6,643,000        2,742,000
    Other current assets                         428,000         (340,000)
    Accounts payable                          (3,532,000)      (2,207,000)
    Accrued liabilities                       (2,825,000)      (3,687,000)
    Income taxes payable                         (61,000)         760,000
    Other assets                                  97,000          138,000
                                           ______________   ______________
  Net Cash Flows From operating Activities $   7,655,000    $  15,435,000

Cash Flows From Investing Activities:
  Sale of U.S. Gov't securities - long-term $          0    $   5,550,000
  Purchase of U.S. Gov't sec. - long-term     (1,012,000)     (13,753,000)
  Additions to property plant and equipment     (772,000)        (730,000)
  Proceeds from sales of property,
    plant and equipment                           47,000           16,000
                                           ______________   ______________
  Net Cash Flows From Investing Activities $  (1,737,000)   $  (8,917,000)

Cash Flows From Financing Activities:
  Payment of dividends                     $  (2,028,000)   $  (6,084,000)
  Repayment of capitalized lease obligations    (457,000)        (255,000)
                                           ______________   ______________
    Net Cash Flows From Financing Activities $(2,485,000)   $  (6,339,000)

Increase in Cash and Cash Equivalents      $   3,433,000    $     179,000

Cash and Cash Equivalents At Beginning
  of Period                                    7,664,000        3,802,000
                                           ______________   ______________
Cash and cash equivalents At End of Period $  11,097,000    $   3,981,000

Supplemental Disclosures
  Cash Paid During The Period For:
    Interest                               $      39,000    $      41,000
    Income taxes                                 169,000        1,241,000


                    GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994
                                (UNAUDITED)

1. In the opinion of management, all adjustments necessary to a fair statement of the results of operations have been reflected.

2. Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period.

3.  Inventories consist of the following:

                                             12/31/94         09/30/94
                                           ____________     ____________
Raw Materials                              $  5,019,000     $  7,135,000

Work in process                               9,495,000       10,735,000

Finished Goods                                6,724,000       10,011,000
                                           ____________     ____________
                                           $ 21,238,000     $ 27,881,000

4. Effective December 31, 1994, the registrant adopted Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which requires that investments in debt securities and marketable securities be designated as trading, held-to-maturity, or available-for-sale. Trading securities are reported at fair value, with changes in fair value reported in earnings. Investment securities include both available-for-sale and held-to-maturity securities. Available-for-sale securities are reported at fair value with net unrealized gains and losses (when material) included in equity. Held-to-maturity debt securities are reported at amortized cost.

In accordance with SFAS 115, prior years' financial statements have not been restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting SFAS 115.

ITEM 2.

                    GARAN, INCORPORATED AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

At December 31, 1994, working capital was $68,034,000, a decrease of $13,821,000 from September 30, 1994, working capital of $81,855,000. As noted in footnote 4, effective for the 1995 fiscal year the registrant adopted Statement of Financial Accounting Standards No. 115. SFAS 115 requires that investments held to maturity be classified as long term. As such, $13,027,000 of investments have been classified as long term and transferred from working capital. In accordance with SFAS 115, prior years financial statements have not been restated to reflect the change in accounting method. Shareholders' equity at December 31, 1994, was $92,990,000 or $18.34 book value per share, as compared to $93,896,000 or $18.52 book value per share at September 30, 1994. The book value per share decrease resulted primarily from the payment of the 1994 fiscal year ended special dividend and the regular quarterly dividend, both paid in November 1994.


RESULTS OF OPERATIONS

Three Month Periods Ended December 31, 1994 and December 31, 1993

Net sales for the first fiscal quarter of 1995 were $38,668,000, compared to last year's sales of $45,335,000. Net earnings for the first fiscal quarter were $1,122,000, equal to $0.22 per share, compared to $3,131,000, or $0.62 per share, last year.

Gross margin for the three months ended December 31, 1994, was $7,404,000, or 19.2% of net sales, compared to $11,533,000, or 25.4% of net sales, for the comparable period last year.

The decreases in net sales and gross margin for the three month period reflected reduced unit sales and lower average unit selling prices resulting from prevailing competitive conditions in the marketplace.

Selling and administrative expenses for the three months ended December 31, 1994, were $6,050,000, or 15.6% of net sales, as compared to $6,730,000, or
14.8% of net sales, for the comparable period last year. Selling and Administrative expenses, in total dollars, decreased as a result of the decrease in net sales for the three month period. Selling and Administrative expenses, as a percentage of sales, increased for the period since total expenses did not decrease in proportion to the sales decrease.

                        PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended December 31, 1994.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.


                                  GARAN, INCORPORATED



                                  BY:Seymour Lichtenstein
                                     Seymour Lichtenstein
                                     Principal Executive Officer



                                  BY:William J. Wilson
                                     William J. Wilson
                                     Principal Financial Officer


DATE: February 14, 1995