Form 10-Q/A
period 1994-12-31
GARAN INC
filed 1995-03-02
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                                Form 10-Q/A
                              Amendment No.1

            AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



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

                         Item 1. Financial Statements


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

                                              12/31/94         9/30/94
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

DATE: March 1, 1995