Form 10-Q
period 1995-06-30
GARAN INC
filed 1995-08-10
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 1995      Commission File No 1-4506

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

Class                                   Outstanding June 30, 1995

Common Stock (no par value)               5,069,892 shares

                        PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                THREE MONTHS ENDED
                                           6/30/95            6/30/94
                                      __________________ __________________
Net sales                                   $ 33,040,000    $ 35,407,000

Cost of sales                                 25,948,000      27,705,000
                                            ____________    ____________

   Gross margin on sales                       7,092,000       7,702,000


Selling and administrative expenses            5,429,000       6,558,000

Interest on capitalized leases                    35,000          37,000

Interest income                                 (674,000)       (342,000)
                                            _____________   _____________
    Earnings before provision
        for income taxes                       2,302,000       1,449,000

Provision for income taxes                       898,000         565,000
                                            ____________    ____________

Net earnings                                $  1,404,000    $    884,000


Earnings per share data:

    Earnings per share                      $       0.28    $       0.17

    Average common shares outstanding          5,070,000       5,070,000

Dividends paid per share                    $       0.20    $       0.20

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                                  (UNAUDITED)
                                               NINE MONTHS ENDED
                                           6/30/95            6/30/94
                                      __________________ __________________
Net sales                                   $100,088,000    $117,640,000

Cost of sales                                 79,004,000      87,853,000
                                            ____________    ____________

   Gross margin on sales                      21,084,000      29,787,000


Selling and administrative expenses           17,060,000      20,207,000

Interest on capitalized leases                   104,000         114,000

Interest income                               (1,946,000)     (1,098,000)
                                            _____________   _____________
    Earnings before provision
        for income taxes                       5,866,000      10,564,000

Provision for income taxes                     2,288,000       4,120,000
                                            ____________    ____________

Net earnings                                $  3,578,000    $  6,444,000


Earnings per share data:

    Earnings per share                      $       0.71    $       1.27

    Average common shares outstanding          5,070,000       5,070,000

Dividends paid per share                    $       0.80    $       1.60


                    GARAN, INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                              6/30/95          9/30/94
                                           _____________    _____________
ASSETS
Current Assets:
   Cash and cash equivalents                $   4,170,000   $   7,664,000
   U.S. Government securities - short-term     18,822,000      20,559,000
   Accounts receivable, less estimated
     uncollectibles of $514,000 at
     6/30/95 and $507,000 at 9/30/94           21,232,000      39,707,000
   Inventories                                 34,719,000      27,881,000
   Other current assets                         2,835,000       3,085,000
                                            _____________   _____________
     Total current assets                      81,778,000      98,896,000

U.S. Government Securities - long-term         13,025,000               0
Property, plant and equipment, less
  accumulated depreciation and amortization    14,910,000      15,544,000
Other assets                                    1,858,000       2,607,000
                                            _____________   _____________
     TOTAL                                  $ 111,571,000   $ 117,047,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $   5,119,000   $   6,546,000
   Accrued liabilities                          6,379,000       9,531,000
   Federal and state income taxes payable         850,000         813,000
   Current portion of capitalized leases          143,000         151,000
                                            _____________   _____________
     Total current liabilities                 12,491,000      17,041,000
                                            _____________   _____________

Capitalized lease obligations, net of
 current portion                                3,102,000       3,620,000
                                            _____________   _____________

Deferred income taxes                           2,560,000       2,490,000
                                            _____________   _____________

Shareholders' Equity:
   Preferred stock ($10 par value) 500,000
     shares authorized; none issued
  Common stock (no par value) 15,000,000
     shares authorized; 5,069,892 issued at
     6/30/95 and 9/30/94                        2,535,000       2,535,000
  Additional paid-in-capital                    5,821,000       5,821,000
  Retained earnings                            85,062,000      85,540,000
                                            _____________   _____________
    Total shareholders' equity                 93,418,000      93,896,000
                                            _____________   _____________
    TOTAL                                   $ 111,571,000   $ 117,047,000


                    GARAN, INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                 NINE MONTHS ENDED
                                              6/30/95         6/30/94
                                            _____________   _____________
Cash Flows From Operating Activities:
  Net earnings                              $   3,578,000   $   6,444,000
  Non cash items included in earnings:
    Depreciation and amortization               2,681,000       2,726,000
    Provision for losses on accounts receivable    93,000         122,000
    Deferred income taxes                          70,000        (127,000)
  Changes in assets and liabilities:
    U.S. Government Securities - short-term   (13,301,000)              0
    Accounts receivable                        18,382,000      15,357,000
    Inventories                                (6,838,000)     (8,773,000)
    Other current assets                          250,000      (1,127,000)
    Accounts payable                           (1,427,000)      1,753,000
    Accrued liabilities                        (3,372,000)     (2,888,000)
    Income taxes payable                           37,000      (1,125,000)
    Other assets                                  749,000         479,000
                                            ______________  ______________
  Net Cash Flows From Operating Activities        902,000      12,841,000
                                            ______________  ______________

Cash Flows From Investing Activities:
  Sale of U.S. Gov't securities - long-term     3,000,000      20,925,000
  Purchase of U.S. Gov't securities - long-term  (987,000)    (20,645,000)
  Additions to property plant and equipment    (2,192,000)     (2,287,000)
  Proceeds from sales of property,
    plant and equipment                           365,000          72,000
                                            ______________  ______________
  Net Cash Flows From Investing Activities        186,000      (1,935,000)
                                            ______________  ______________

Cash Flows From Financing Activities:
  Payment of dividends                         (4,056,000)     (8,112,000)
  Repayment of capitalized lease obligations     (526,000)       (817,000)
                                            ______________  ______________
    Net Cash Flows From Financing Activities   (4,582,000)     (8,929,000)
                                            ______________  ______________

Decrease in Cash and Cash Equivalents          (3,494,000)      1,977,000

Cash and Cash Equivalents At Beginning
  of Period                                     7,664,000       3,802,000
                                            ______________  ______________
Cash and Cash Equivalents At End of Period  $   4,170,000   $   5,779,000

Supplemental Disclosures
  Cash Paid During The Period For:
    Interest                                $     104,000   $     114,000
    Income taxes                                1,597,000       6,037,000


                    GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995
                                (UNAUDITED)

1. In the opinion of management, all adjustments necessary to a fair statement of the results of operations have been reflected.

2. Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period.

3.  Inventories consist of the following:

                                              6/30/95         09/30/94
                                            ____________    ____________
Raw Materials                               $  6,285,000    $  7,135,000

Work in process                                9,508,000      10,735,000

Finished Goods                                18,926,000      10,011,000
                                            ____________    ____________
                                            $ 34,719,000    $ 27,881,000

4.  Effective October 1, 1994, the registrant adopted Statement of
Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which requires that the registrant's investments be designated as trading (Current Assets) or held-to-maturity (Non-Current Assets). Trading securities are reported at fair value, with changes in fair value reported in earnings. Held-to-maturity debt securities are reported at amortized cost. In accordance with SFAS 115, prior years' financial statements have not been restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting SFAS 115.

ITEM 2.

                    GARAN, INCORPORATED AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

At June 30, 1995, working capital was $69,287,000, a decrease of $12,568,000 from September 30, 1994. As noted in footnote 4, effective for the 1995 fiscal year the registrant adopted Statement of Financial
Accounting Standards No. 115. SFAS 115 requires that investments held to maturity be classified as long term. As such, $13,025,000 of investments have been reclassified as long term and transferred from working capital. In accordance with SFAS 115, prior years financial statements have not been restated to reflect this change in accounting method. Shareholders' equity at June 30, 1995, was $93,418,000, or $18.43 book value per share, as compared to $93,896,000, or $18.52 book value per share, at September 30, 1994. The decrease in book value resulted from the payment of the 1994 fiscal year end special dividend and the 1995 regular quarterly dividends, offset by the net income for the first nine months of fiscal 1995.


RESULTS OF OPERATIONS

Three and Nine Month Periods Ended June 30, 1995 and June 30, 1994

Net sales for the three month period ended June 30, 1995, were $33,040,000, compared to $35,407,000 for the same period last year. Net earnings for the three month period were $1,404,000, equal to $0.28 per share, compared to $884,000, or $0.17 per share, last year.

Net sales for the nine month period ended June 30, 1995, were $100,088,000, compared to $117,640,000 last year. Net earnings for the nine month period were $3,578,000, or $0.71 per share, as compared to $6,444,000, or $1.27 per share, last year.

Gross margin for the three months ended June 30, 1995, was $7,092,000, or 21.5% of net sales, compared to $7,702,000, or 21.8% of net sales, for the comparable period last year. Gross margin for the nine months ended June 30, 1995, was $21,084,000, or 21.1% of net sales, as compared to $29,787,000, or 25.3% of net sales, for the comparable period last year.

The decreases in net sales and gross margin for the three and nine month periods reflect reduced unit sales primarily in our sports licensing and Disney divisions and slightly lower average unit selling prices resulting from prevailing competitive conditions in the marketplace.

Interest income for the three and nine month periods increased $332,000 and $848,000, respectively, as a result of increased investment and higher rates of return.

Selling and administrative expenses for the three months ended
June 30, 1995, were $5,429,000, or 16.4% of net sales, as compared to $6,558,000, or 18.5% of net sales, for the comparable period last year. Selling and administrative expenses for the nine months ended June 30, 1995, were $17,060,000, or 17.0% of net sales, as compared to $20,207,000, or 17.2% of net sales, for the comparable period last year. Selling and administrative expenses declined for both the three and nine month periods primarily as a result of reduced royalty and commission expenses associated with reduced sales in our sports licensing and Disney divisions.

                        PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended June 30, 1995.

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


DATE: August 10, 1995