Form 10-K
period 1995-09-30
GARAN INC
filed 1995-12-29
CIK 39917

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended September 30, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to
                                                 -----    -----

                           Commission File No. 1-4506

                               GARAN, INCORPORATED
             (Exact name of registrant as specified in its charter)

VIRGINIA                                          13-5665557
(State of incorporation)                          (I.R.S. Employer
                                                  Identification No.)

350 Fifth Avenue, New York, New York              10118
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: 212-563-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                             on which registered
-------------------                             ---------------------

Common Stock, no par value                      American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock Purchase Rights
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes  x   No
                                                      ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on December 1, 1995, was approximately $72,804,000.

     At December 1, 1995, 5,069,892 shares of the registrant's
Common Stock, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


     The registrant incorporates by reference in Part III of this Report specified portions of its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1996 Annual Meeting of Shareholders ("1996 Proxy Statement").

                                     PART I
     Item 1.   Business.

         (a)   General development of business.

               (a)(1) The registrant was incorporated on December 4, 1957. During the fiscal year ended September 30, 1995, there were no material changes or developments in the business done by the registrant or its subsidiaries or in the manner in which it conducted its business during the prior five fiscal years.
               (a)(2)  Not applicable.

         (b)   Financial information about industry segments.

               The registrant produces only apparel and, accordingly, information relative to industry segments is not applicable.

         (c)   Narrative description of business.

               (c)(i) The registrant is engaged in the design, manufacture, and sale of apparel for men, women, and children including boys, girls, toddlers, and infants. The percentage of registrant's net sales in each of the foregoing categories in the last three fiscal years is as follows:

                                      Percentage of Net Sales
                                     (years ended September 30)

                                      1995     1994      1993
                                      ----     ----      ----
Men's apparel                         10%      13%       16%

Women's apparel                        18       17        17

Children's apparel                     72       70        67

The registrant produces apparel primarily sold to regional mass merchandisers, major national chain stores, department stores, and specialty stores. Sales are made primarily by the registrant's salaried sales staff.

               (c)(ii)  Not applicable.

               (c)(iii) Raw materials essential to the registrant are readily available from various alternate sources of supply.

               (c)(iv) The registrant distributes: children's apparel under various of its own trademarks including, principally, GARAN, GARANIMALS, and ROB ROY, men's apparel under various of its own trademarks including, principally, GARAN, and women's apparel under various of its own trademarks including, principally, GARAN. Sales of branded apparel under the registrant's own trademarks accounted for approximately 6%, 9%, and 7% of the registrant's net sales in fiscal 1995, 1994, and 1993, respectively.

               Since 1975, registrant has been a non-exclusive licensee of professional sports leagues and teams for T-shirts, knit shirts, sweatshirts, and sweaters for boys and men, and since 1990, registrant has been a non-exclusive licensee of various colleges and universities for sweatshirts and knit shirts. Sales of such apparel by registrant accounted for approximately 12%, 19%, and 26% of the registrant's net sales in fiscal 1995, 1994, and 1993, respectively. Since 1986, the registrant has been the exclusive licensee of the trademark BOBBIE BROOKS for girls' and women's apparel, and sales of apparel by registrant bearing the BOBBIE BROOKS trademark accounted for approximately 7%, 3%, and 6% of the registrant's net sales in fiscal 1995, 1994, and 1993, respectively. (The registrant also sublicenses the BOBBIE BROOKS trademark to non-affiliates.) Since fiscal
1991, registrant has been a non-exclusive licensee of The Walt Disney Company for various trademarks and for characters, scenes, and logos from various animated television series and motion pictures for children's apparel, and sales of apparel bearing such trademarks accounted for approximately 8%, 11%, and 9% of registrant's net sales for fiscal 1995, 1994, and 1993, respectively. In 1995, the registrant became the exclusive licensee of the trademark EVERLAST for men's, boys', and girls' activewear, and of the trademark HANG TEN for boys' sportswear, although the registrant's sales of articles bearing either such trademark were insignificant in fiscal 1995.
Total sales of apparel bearing licensed trademarks and logos, some of which apparel also bears the registrant's trademarks LONG GONE, TEAM
RATED, GLORY DAYS, and G.T.S., accounted for approximately 27%, 35%, and 41% of the registrant's net sales in fiscal 1995, 1994, and 1993, respectively. The terms of the foregoing license agreements range from 1 to 3 years, royalty rates range from 2% to 12% of net sales, each license agreement has a minimum royalty commitment, and certain license agreements impose an advertising commitment. Shortfalls between earned royalties and minimum royalties have not been material. Except for certain license agreements with The Walt Disney Company for characters, scenes, and logos relating to motion pictures no longer in general release, the registrant anticipates that it will be able to renew each license agreement when it expires upon substantially the same terms.

               (c)(v) The registrant operates primarily on the basis of two seasons - Spring/Summer and Fall/Holiday. Shipments for the Spring/Summer season are generally made from December through July and for the Fall/Holiday season from June through December. Registrant has been able to keep production levels relatively constant throughout the year. However, because of long production runs and short shipping periods, the registrant's inventory levels fluctuate during the year.

               (c)(vi)  Not applicable.

               (c)(vii) Wal-Mart Stores, Inc. accounted for 63%, 62%, and 54% of the registrant's net sales during fiscal 1995, 1994, and 1993, respectively. During the same periods, J.C. Penney Company, Inc. accounted for 20%, 18%, and 16% of the registrant's net sales. The registrant has had a business relationship with Wal-Mart Stores, Inc. for more than the past 18 years and with J.C. Penney Company, Inc. for more than the past 30 years. The registrant knows of no circumstance that would have a material adverse effect on its future business relationships with Wal-Mart Stores, Inc. or J.C. Penney Company, Inc. The balance of the registrant's sales are made to approximately 3,500 accounts, none of which is responsible for more than 10% of the registrant's net sales.

               (c)(viii) The registrant has been consistently able to secure substantial orders from its customers to insure that production levels are kept relatively constant throughout the year. As of December 1, 1995, firm backlog orders amounted to $37,000,000, and firm backlog orders as of December 1, 1994, amounted to $34,000,000. Registrant expects that all of its backlog orders at December 1, 1995, will be filled during the 1996 fiscal year. Registrant's firm backlog orders at any given time represent orders taken throughout the year and vary throughout the year. The registrant believes that year to year variations are immaterial to an understanding of its business.

               (c)(ix)  Not applicable.

               (c)(x) The men's, women's, and children's apparel business in the United States is highly competitive primarily in price, style, and delivery and consists of many domestic and foreign manufacturers, importers, and distributors. The registrant does not compete solely on a price basis with low cost foreign sources; the registrant competes by relying on style, programs, and delivery as well as price. No single enterprise sells more than a small portion of the total apparel sold in the United States, and there are no reliable figures available from which the registrant's relative position in the United States apparel industry can be determined or from which the effect of foreign competition can be assessed.

               (c)(xi) No material expenditures are made by the registrant for research activities relating to the development of new services or products or the improvement of existing services or products.

               (c)(xii) The registrant's compliance with Federal, state, and local environmental laws and regulations had no material effect upon its capital expenditures, earnings, or competitive position during the fiscal year ended September 30, 1995. The registrant does not anticipate any material capital expenditures for environmental control in either its present or succeeding fiscal years.

               (c)(xiii) The registrant employed approximately 2,600 persons at September 30, 1995.

         (d) Financial information about foreign and domestic operations and export sales.

               The registrant has operated a manufacturing facility in Costa Rica since 1984, and in fiscal 1995, began operating two manufacturing facilities in El Salvador, but it was not otherwise engaged in business within any foreign country during the fiscal year ended September 30, 1995.

               During fiscal 1995, 1994, and 1993, export sales by registrant amounted to less than 1% of total sales and are not considered to be significant to an understanding of registrant's business.

     Item 2.   Properties.

                                                            Expiration
Location         Use               Sq. Ft.        Estate       Date
--------         ---               -------        ------    ----------
Adamsville,
Tennessee        Manufacturing     100,000        Fee
                 Manufacturing      60,080        Lease      1999(1)

Carthage,
Mississippi      Manufacturing     105,300        Lease      (1)(2)

Church Point,
Louisiana        Manufacturing      73,000        Lease      1996(1)


Clinton,
Kentucky         Manufacturing      52,000        Fee

Corinth,
Mississippi      Manufacturing      76,000        Lease      1997(1)

Eupora,
Mississippi      Manufacturing      96,742        Lease      (1)(3)

Haleyville,
Alabama          Manufacturing      10,000        Fee

Jemison,
Alabama          Manufacturing      20,800        Lease      2001(1)

Kaplan,
Louisiana        Manufacturing      87,900        Lease      (1)(4)
                                    43,900        Fee        (4)

Lambert,
Mississippi      Manufacturing     100,300        Lease      (1)(5)

Marksville,
Louisiana        Manufacturing      75,000        Lease      1999(1)

New York,
New York         Showroom
                 and Office         45,500        Lease      1996




                                                            Expiration
Location         Use               Sq. Ft.        Estate       Date
--------         ---               -------        ------    ----------

Ozark,
Arkansas         Manufacturing      75,000        Lease      1997(1)

Philadelphia,
Mississippi      Manufacturing     107,920        Lease      (1)(6)

Rainsville,
Alabama          Manufacturing      53,000        Lease      2016(1)

San Jose,
Costa Rica       Manufacturing      33,258        Fee

San Salvador,
El Salvador      Manufacturing      22,350        Lease      1999

San Salvador,
El Salvador      Manufacturing      41,047        Lease      2000

Starkville,
Mississippi      Manufacturing
                  and Office        90,000        Lease      1998(1)



          (1) The registrant or a wholly-owned subsidiary of the registrant has the option to purchase the facilities and/or to renew each of the current leases for terms which vary between 2 and 69 years.

          (2) One continuous building consisting of a 63,000 square foot section leased to 1999, a 22,500 square foot section leased to 2002, and a 19,800 square foot section leased to 2004.

          (3) One continuous building consisting of a 15,000 square foot section leased to 1999, a 21,000 square foot section leased to 1996, a 41,000 square foot section leased to 1997, and a 19,742 square foot section leased to 2004.

          (4) One continuous building consisting of a 72,000 square foot section leased to 1999 and a 15,900 square foot section leased to 2005, which was expanded by a 43,000 square foot section owned by a wholly-owned subsidiary of the registrant and financed with the proceeds of Industrial Revenue Bonds issued in September, 1990. The entire building is located on land owned by a wholly-owned subsidiary of the registrant.

          (5) The registrant determined that it no longer required the manufacturing capacity of its plant in Lambert, Mississippi, and that facility was closed in 1995. The carrying value of the Lambert facility has been written down to its net realizable value.

          (6) One continuous building consisting of a 78,000 square foot section leased to 2000 and a 29,920 square foot section leased to 2004.

          The registrant believes that its manufacturing facilities are suitable and adequate for its foreseeable needs, and except as otherwise noted, each was fully utilized and operated at virtually 100% of capacity during fiscal 1995.

          Item 3.   Legal Proceedings.

            None.

          Item 4.   Submission of Matters to a Vote of Security Holders.

            Not applicable.

                                     PART II
          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

              (a),  (b), and (c) Market information, Holders, and Dividends.

     The registrant's common stock is listed and traded on the American Stock Exchange under the symbol GAN. The high and low sales prices during each quarterly period for fiscal years 1995 and 1994 are set forth in the table below:

                                         Sales Price of Common Stock
                                  -----------------------------------------
                                         1995                 1994
                                         ----                 ----
Quarters                            High        Low       High      Low
--------                            ----        ---       ----      ---
First   . . . . . . . . . . . .   $18  1/4   $15  1/2   $33 5/8   $31 1/8
Second  . . . . . . . . .  .  .    18         14  7/8    33        28 1/2
Third   . . . . . . . . . . . .    18  1/4    15  5/8    28 1/4    22
Fourth  . . . . . . . . . . . .    17  3/4    15  7/8    24 1/2    15 5/8


Dividends paid during the last two fiscal years were as follows:

                                   Dividends Paid per Share
Quarters                              1995        1994
--------                              ----        ----
First   -Regular  . . . . . . .     $  .20      $  .20
        -Special  . . . . . . .        .20        1.00
Second  -Regular  . . . . . . .        .20         .20
Third   -Regular  . . . . . . .        .20         .20
Fourth  -Regular  . . . . . . .        .20         .20
                                      ----        ----
        Total . . . . . . . . .     $ 1.00      $ 1.80
                                     -----       -----
                                     -----       -----


As at December 1, 1995, there were 533 shareholders of record including Cede & Company in its capacity as nominee for the Depository Trust Company.

Item 6.  Selected Financial Data


FIVE-YEAR REVIEW
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
                                       1995           1994           1993           1992           1991
------------------------------------------------------------------------------------------------------------

Net Sales                         $  141,330,000  $ 173,002,000  $ 189,581,000  $ 170,377,000  $ 146,292,000

Cost of Sales                        111,454,000    131,687,000    134,212,000    122,716,000    108,454,000
------------------------------------------------------------------------------------------------------------

Gross Margin on Sales                 29,876,000     41,315,000     55,369,000     47,661,000     37,838,000

Selling and Administrative
 Expenses                             23,270,000     27,320,000     29,319,000     25,093,000     23,206,000

Interest on Capitalized Leases           141,000        153,000        202,000        250,000        297,000

Interest Income                       (2,534,000)    (1,491,000)    (1,592,000)    (2,007,000)    (2,094,000)
------------------------------------------------------------------------------------------------------------

Earnings before Provision for
 Income Taxes                          8,999,000     15,333,000     27,440,000     24,325,000     16,429,000

Provision for Income Taxes             3,510,000      5,980,000     10,591,000      9,001,000      6,243,000
------------------------------------------------------------------------------------------------------------

Net Earnings                           5,489,000      9,353,000     16,849,000     15,324,000     10,186,000
------------------------------------------------------------------------------------------------------------

Earnings Per Share                          1.08           1.84           3.32           3.03          2.025

Average Shares Outstanding             5,070,000      5,070,000      5,068,000      5,058,000      5,036,000

Dividends Paid Per Share                    1.00           1.80           1.80          1.175           1.00
------------------------------------------------------------------------------------------------------------

Current Assets                        88,685,000     98,896,000    101,847,000     94,082,000     90,236,000

Current Liabilities                   20,237,000     18,519,000     21,181,000     20,902,000     22,334,000
------------------------------------------------------------------------------------------------------------

Working Capital                       68,448,000     80,377,000     80,666,000     73,180,000     67,902,000

Working Capital Ratio                       4.38           5.34           4.81           4.50           4.04
------------------------------------------------------------------------------------------------------------

Total Assets                         120,431,000    118,525,000    121,791,000    112,863,000    105,658,000
------------------------------------------------------------------------------------------------------------

Long-term Obligations                  3,061,000      3,620,000      4,176,000      4,625,000      5,556,000
------------------------------------------------------------------------------------------------------------

Shareholders' Equity                  94,315,000     93,896,000     93,669,000     85,795,000     76,148,000

Common Stock Issued and
 Outstanding                           5,069,892      5,069,892      5,069,892      5,052,132      5,018,632
------------------------------------------------------------------------------------------------------------


NOTE: All share and per share data give effect to the two-for-one stock split on December 7, 1992.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NET SALES

Net  sales in 1995  were $141,330,000, a  decrease of $31,672,000  from 1994 net sales of $173,002,000. The sales decreases occurred primarily in the Sports Licensing divisions due to ongoing competitive conditions in the marketplace, in the Disney division as a result of not participating in a film property in 1995, and in the Women's Sweaters division, which ceased operations early in fiscal 1995.

Net sales in 1994 were $173,002,000, a decrease of $16,579,000 from 1993 net sales of $189,581,000. The 1994 sales decrease of 9% resulted from competitive conditions in the marketplace which caused a decline in total units shipped of approximately 4% and a decline in the average unit selling price in our Sports Licensing division.

GROSS MARGIN

Gross margin for 1995 was $29,876,000, or 21% of net sales, as compared to $41,315,000 or 24% of net sales, in 1994. Gross margin was $55,369,000, or 29%
of net sales, in 1993. The declines in gross margin from year to year primarily resulted from (A) reduced volume in our Sports Licensing divisions, which historically maintain higher gross margins than our other divisions (the gross margin for the Sports Licensing divisions is higher than for other divisions, but net sales of these divisions are subject to a royalty expense which is included in selling and administrative expenses), which affected product mix, and (B) customer orders taken at lower margins to maintain market share.

SELLING AND ADMINISTRATIVE EXPENSES; INTEREST INCOME

Selling and administrative expenses in 1995 were $23,270,000, or 16% of net sales, as compared to $27,320,000, or 16% of net sales, in 1994. Selling and administrative expenses were $29,319,000, or 16% of net sales, in 1993. The dollar amount decreases primarily resulted from reduced royalty and commission expense associated with the reduced sales volume in our Sports Licensing divisions.

Interest income in 1995 was $2,534,000, which increased from interest income of $1,491,000 in 1994. Interest income was $1,592,000 in 1993. The increase from 1994 to 1995 was the result of more favorable rates of returns throughout the year and higher levels of investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remained strong through 1995. At September 30, 1995 working capital was $68,448,000, a decrease of $11,929,000 from September 30, 1994 working capital of $80,377,000. As is noted in footnote 1h, the Company adopted Statement of Financial Accounting Standards No.
115 (SFAS 115), which requires that investments held to maturity be classified based on contractual maturities. As such, at September 30, 1995, $12,015,000 of investments have been classified as long term and transferred from working capital. (In accordance with SFAS 115, prior years financial statements have not been restated to reflect the change in accounting method.)

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The Company's primary source of cash during the three years ended September 30, 1995 has been its operating activities. In 1995, 1994 and 1993, operating activities provided $6,727,000, $17,113,000, and $12,377,000, respectively.

The primary uses of cash during the three year period ended September 30, 1995, have been additions to property, plant and equipment, payment of dividends, and repayment of capitalized lease obligations.

In fiscal 1995 the Company continued its year end special dividend payment which it initiated in fiscal 1988.

At September 30, 1995, shareholders' equity was $94,315,000 or $18.60 per share, up from $93,896,000, or $18.52 per share, at September 30, 1994. At September 30, 1993 shareholders' equity was $93,669,000, or $18.48 per share.

Management believes that the Company has sufficient working capital to finance its operations and projected growth. There were no short term borrowings outstanding during fiscal 1995, 1994 and 1993, and management does not anticipate the need for any such borrowings. If necessary, the Company has the ability to obtain funds from a number of sources to meet its seasonal and long term requirements.

Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        ASSETS                           SEPTEMBER 30, 1995     SEPTEMBER 30, 1994
--------------------------------------------------------------------------------------------------

CURRENT ASSETS:
  Cash and cash equivalents                                $     8,649,000         $   7,664,000
  U.S. Government securities--short-term                        20,424,000            20,559,000
  Accounts receivable, less estimated uncollectibles:
    1995, $514,000; 1994, $507,000                              25,746,000            39,707,000
  Inventories                                                   29,454,000            27,881,000
  Other current assets                                           4,412,000             3,085,000
---------------------------------------------------------------------------------------------------

      TOTAL CURRENT ASSETS                                      88,685,000            98,896,000
---------------------------------------------------------------------------------------------------

U.S. GOVERNMENT SECURITIES--LONG-TERM                           12,015,000
PROPERTY, PLANT AND EQUIPMENT, NET                              15,069,000            15,544,000
OTHER ASSETS                                                     4,662,000             4,085,000
---------------------------------------------------------------------------------------------------

      TOTAL                                                $   120,431,000         $ 118,525,000
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

         LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------

Current Liabilities:
  Accounts payable                                         $     6,851,000         $   6,546,000
  Accrued liabilities                                           11,005,000            11,009,000
  Income taxes payable                                           2,227,000               813,000
  Current portion of capitalized lease obligations                 154,000               151,000

---------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                 20,237,000            18,519,000
---------------------------------------------------------------------------------------------------

CAPITALIZED LEASE OBLIGATIONS, NET OF CURRENT PORTION            3,061,000             3,620,000

---------------------------------------------------------------------------------------------------

DEFERRED INCOME TAXES                                            2,818,000             2,490,000
---------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
  Preferred stock ($10 par value), 500,000 shares
    authorized; none issued
  Common stock (no par value), 15,000,000 shares
    authorized; shares issued: 5,069,892 at 1995 and
    1994                                                         2,535,000             2,535,000
  Additional paid-in capital                                     5,821,000             5,821,000
  Retained earnings                                             85,959,000            85,540,000
---------------------------------------------------------------------------------------------------

      TOTAL SHAREHOLDERS' EQUITY                                94,315,000            93,896,000
---------------------------------------------------------------------------------------------------

      TOTAL                                                $   120,431,000         $ 118,525,000
---------------------------------------------------------------------------------------------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF EARNINGS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                                           YEARS ENDED SEPTEMBER 30,
                                                 ----------------------------------------------
                                                      1995            1994            1993
-----------------------------------------------------------------------------------------------

NET SALES                                        $  141,330,000  $  173,002,000  $  189,581,000
  Cost of sales                                     111,454,000     131,687,000     134,212,000
-----------------------------------------------------------------------------------------------

  Gross margin on sales                              29,876,000      41,315,000      55,369,000
  Selling and administrative expenses                23,270,000      27,320,000      29,319,000
  Interest on capitalized leases                        141,000         153,000         202,000
  Interest income                                    (2,534,000)     (1,491,000)     (1,592,000)
-----------------------------------------------------------------------------------------------

  Earnings before provision for income taxes          8,999,000       15,333,000     27,440,000
  Provision for income taxes                          3,510,000        5,980,000     10,591,000
-----------------------------------------------------------------------------------------------

NET EARNINGS                                     $    5,489,000  $    9,353,000  $   16,849,000
-----------------------------------------------------------------------------------------------

  Earnings per share                             $         1.08  $         1.84  $         3.32
  Average shares outstanding                          5,070,000       5,070,000       5,068,000
-----------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                                           ADDITIONAL
                                                COMMON       PAID-IN      RETAINED
YEARS ENDED 1993, 1994 AND 1995                  STOCK       CAPITAL      EARNINGS       TOTAL
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1992                 $ 2,526,000  $ 5,630,000  $ 77,639,000  $ 85,795,000
--------------------------------------------------------------------------------------------------

  Stock options exercised                           9,000      191,000                     200,000
  Net earnings                                                            16,849,000    16,849,000
  Dividends paid--$1.80 per share                                         (9,124,000    (9,124,000)
  Stock rights redemption--$.01 per share                                    (51,000)      (51,000)
--------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1993                 $ 2,535,000  $ 5,821,000  $ 85,313,000  $ 93,669,000
---------------------------------------------------------------------------------------------------
  Net earnings                                                             9,353,000     9,353,000
  Dividends paid--$1.80 per share                                         (9,126,000)   (9,126,000)
---------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1994                 $ 2,535,000  $ 5,821,000  $ 85,540,000  $ 93,896,000
---------------------------------------------------------------------------------------------------

  Net earnings                                                             5,489,000     5,489,000
  Dividends paid--$1.00 per share                                         (5,070,000)   (5,070,000)
---------------------------------------------------------------------------------------------------


BALANCE AT SEPTEMBER 30, 1995                 $ 2,535,000  $ 5,821,000  $ 85,959,000  $ 94,315,000
---------------------------------------------------------------------------------------------------


NOTE: All share data give effect to the two-for-one stock split on December 7, 1992.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                      YEARS ENDED SEPTEMBER 30,
                                                                --------------------------------------
                                                                   1995          1994         1993
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET EARNINGS                                                 $   5,489,000  $ 9,353,000  $16,849,000
  ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Depreciation and amortization                                  3,591,000    3,647,000    3,312,000
    Provision for losses on accounts receivable                      112,000      170,000      390,000
    Deferred income taxes                                           (537,000)     480,000    1,055,000
    Changes in assets and liabilities:
       U.S. Government Securities--short-term                    (14,880,000)
       Accounts receivable                                        13,849,000    1,443,000   (9,430,000)
       Inventories                                                (1,573,000)   5,992,000      756,000
       Other current assets                                         (514,000)     208,000      112,000
       Accounts payable                                              305,000      (71,000)   1,013,000
       Accrued liabilities                                            (4,000)  (1,113,000)     585,000
       Income taxes payable                                        1,466,000   (1,710,000)  (1,018,000)
       Other assets                                                 (577,000)  (1,286,000)  (1,247,000)
------------------------------------------------------------------------------------------------------

      NET CASH FLOWS FROM OPERATING ACTIVITIES                     6,727,000   17,113,000   12,377,000
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of U.S. Government Securities--long-term                    3,000,000   25,924,000   19,100,000
  Purchase of U.S. Government Securities--long-term                           (27,149,000) (18,252,000)
  Additions to property, plant and equipment                      (3,284,000)  (2,535,000)  (3,569,000)
  Proceeds from sales of property, plant and equipment               168,000      489,000      341,000
------------------------------------------------------------------------------------------------------

      NET CASH FLOWS FROM INVESTING ACTIVITIES                      (116,000)  (3,271,000)  (2,380,000)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                                                                    200,000
  Payment of dividends                                            (5,070,000)  (9,126,000)  (9,124,000)
  Stock rights redemption                                                                      (51,000)
  Repayment of capitalized lease obligations                        (556,000)    (854,000)    (411,000)
------------------------------------------------------------------------------------------------------

      NET CASH FLOWS FROM FINANCING ACTIVITIES                    (5,626,000)  (9,980,000)  (9,386,000)
------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                     985,000    3,862,000      611,000
------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     7,664,000    3,802,000    3,191,000
------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $   8,649,000  $ 7,664,000  $ 3,802,000
------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
 CASH PAID DURING THE YEAR FOR:
    Interest                                                   $     141,000  $   153,000  $   202,000
    Income taxes                                                   2,167,000    7,211,000   10,596,000
------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to conform prior years' data to the current presentation.

b. REVENUE RECOGNITION

Sales are recognized upon shipment of merchandise. The Company does not provide for allowances or return of goods except for cause. When an allowance or return occurs, it is accounted for as a reduction of sales. Sales allowances are not significant to the operations of the Company.

c. INVENTORIES

Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market.

d. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Depreciation and amortization for financial accounting purposes are provided by using the straight line method over the estimated useful lives of the assets.

Leases of manufacturing facilities which are in substance financing arrangements have been capitalized, with the corresponding liability included in capitalized lease obligations.

e. INCOME TAXES

Deferred income taxes are provided to reflect the tax effect of timing differences in reporting income and deductions for tax and financial statement purposes. During the fourth quarter of fiscal year 1993 the Company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 provides for accounting for deferred income taxes using the liability method rather than the deferred method.

f. EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the year. All share and per share amounts give effect to a two-for-one stock split on December 7, 1992.

g. CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

h. INVESTMENTS

Short-term investments at September 30, 1994 consist of highly liquid direct obligations of the United States Government with a maturity of more than three months when purchased. Such investments are stated at cost plus accrued interest, which approximates market value.

Effective December 31, 1994, the Company adopted Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), under which the Company's investments are designated as trading or held-to-maturity. Trading securities are reported at fair value, with changes in fair value included in earnings. When the Company has the intent and ability to hold the securities to maturity they are classified as held-to-maturity securities and reported at amortized cost. In accordance with SFAS 115, prior years' financial statements have not been restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting SFAS 115 and the impact on net earnings for the year ended September 30, 1995 was not material.

NOTE 2--INVESTMENTS

Investments in the trading category amounted to $19,427,000 at September 30, 1995 and consisted of U.S. Treasury Bills maturing from November 1995 through September 1996. Gross unrealized holding gains at September 30, 1995 were approximately $83,000.

Investments  in  the  held-to-maturity  category  amounted  to  $13,012,000   at
September 30, 1995 and consisted of U.S. Treasury Notes with contractual maturities as follows:

  1996 (included in U.S. Government securities --
    short-term)............................................  $    997,000
  1997.....................................................     6,027,000
  1998.....................................................     5,036,000
  1999.....................................................       952,000
                                                             ------------
                                                             $ 13,012,000
                                                             ------------
                                                             ------------

The estimated fair value of investments approximates the amortized cost, and, therefore, there are no unrealized gains or losses as at September 30, 1995.

NOTE 3--INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:

                                                          1995         1994
                                                       -----------  -----------
Raw materials........................................  $ 5,135,000  $ 7,135,000
Work in process......................................    9,374,000   10,735,000
Finished goods.......................................   14,945,000   10,011,000
                                                       -----------  -----------
                                                       $29,454,000  $27,881,000
                                                       -----------  -----------
                                                       -----------  -----------

NOTE 4--PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                                          1995         1994
                                                       -----------  -----------
Capitalized leased manufacturing plants..............  $12,626,000  $12,626,000
Machinery and equipment..............................   14,711,000   13,971,000
Leasehold improvements...............................    3,689,000    3,277,000
Transportation equipment.............................    1,788,000    1,716,000
                                                       -----------  -----------
                                                        32,814,000   31,590,000
Less accumulated depreciation and amortization.......   17,745,000   16,046,000
                                                       -----------  -----------
                                                       $15,069,000  $15,544,000
                                                       -----------  -----------
                                                       -----------  -----------

The net book value of the capitalized leased manufacturing plants was $4,716,000 at September 30, 1995 and $5,069,000 at September 30, 1994.

NOTE 5--CAPITALIZED LEASES

Substantially all of the Company's leases of manufacturing facilities have been capitalized. Future minimum lease payments of principal and interest under leases capitalized at September 30, 1995 are as follows:

  1996......................................................  $    266,000
  1997......................................................       227,000
  1998......................................................       226,000
  1999......................................................       262,000
  2000......................................................       165,000
  Later years...............................................     3,098,000
                                                              ------------
                                                                 4,244,000
  Less interest--4.0% to 8.0%...............................    (1,029,000)
                                                              ------------
  Total minimum lease payments..............................     3,215,000
  Less amounts due within one year..........................      (154,000)
                                                              ------------
                                                              $  3,061,000
                                                              ------------
                                                              ------------

NOTE 6--INCOME TAXES

The difference between the total statutory Federal income tax and the actual income tax expense is accounted for as follows:

                                         1995                       1994                        1993
                               -------------------------  -------------------------  --------------------------
                                            PERCENT OF                 PERCENT OF                  PERCENT OF
                                              PRE-TAX                    PRE-TAX                     PRE-TAX
                                 AMOUNT      EARNINGS       AMOUNT      EARNINGS       AMOUNT       EARNINGS
                               -------------------------  -------------------------  --------------------------

Federal statutory tax
expense......................  $3,150,000       35.0%     $5,367,000       35.0%     $ 9,604,000       35.0%
State and  local  income  tax
expense,   net   of   Federal
income tax benefit...........     360,000        4.0         613,000        4.0          987,000        3.6
                               ----------      -----      ----------      -----      -----------      -----
Income tax expense...........  $3,510,000       39.0%     $5,980,000       39.0%     $10,591,000       38.6%
                               ----------      -----      ----------      -----      -----------      -----
                               ----------      -----      ----------      -----      -----------      -----

Income tax expense consists of the following components:

                                                  1995        1994        1993
                                               ----------  ----------  -----------
Current......................................  $4,047,000  $5,500,000  $ 9,536,000
Deferred.....................................    (537,000)    480,000    1,055,000
                                               ----------  ----------  -----------
                                               $3,510,000  $5,980,000  $10,591,000
                                               ----------  ----------  -----------
                                               ----------  ----------  -----------

Deferred income taxes are provided to reflect the tax effect of timing differences in reporting income and deductions for tax and financial statement purposes, principally depreciation, pension, employee benefits, deferred compensation and inventory.

Included in Other Current Assets at September 30, 1995 and 1994 is $1,478,000 and $665,000, respectively, of current deferred income tax debits, and included in Income Taxes Payable at September 30, 1995 and 1994 is $863,000 and $915,000, respectively, of current deferred income tax credits.

NOTE 7--COMMITMENTS

The Company is obligated under certain long-term leases which do not meet the criteria for capitalization. The annual minimum rental commitments (excluding escalation) of these leases are: 1996 -- $1,111,000; 1997 -- $1,111,000; 1998 --
$1,111,000; 1999 -- $1,111,000; 2000 -- $1,040,000 and $4,240,000 through 2005.

Total rental expense charged to operations in 1995, 1994 and 1993 amounted to $2,474,000, $2,421,000, and $2,534,000, respectively.

The Company is obligated under various licensing agreements for annual minimum royalty expense commitments, amounting to approximately $2,800,000, $3,000,000 and $800,000 for 1996, 1997 and 1998, respectively.

Total royalty expense charged to operations in 1995, 1994 and 1993 amounted to $3,336,000, $5,309,000, and $6,386,000, respectively.

NOTE 8--STOCK OPTION PLAN

In 1980 and 1989 the Company adopted plans for granting stock options to employees to purchase common stock at a price equal to its fair market value at the respective date of grant. Options expire five years after the respective date of grant.

For the years ended September 30, 1993, 1994 and 1995, there were 200,000 options available for grant, and there were no unexercised options for these respective periods.

NOTE 9--PENSION AND RETIREMENT PLANS

The Company contributes to defined benefit pension plans which cover all eligible employees. Pension costs are generally funded currently. Pension expense amounted to $391,055 in 1995, $549,587 in 1994 and $330,700 in 1993. Net
pension costs under FASB No. 87 included the following components:

                                               1995          1994          1993
                                           ------------  ------------  ------------
Service cost-benefits earned during the
 period..................................  $   562,230   $   620,643   $   550,922
Interest cost on projected benefit
 obligation..............................      980,101     1,056,531       986,284
Actual return on plan assets loss
 (gain)..................................   (1,797,953)      253,612    (1,278,715)
Net amortization and deferral............      640,469    (1,381,199)      171,456
                                           ------------  ------------  ------------
Net periodic pension cost before
 settlement..............................      384,847       549,587       429,947
Settlement gain..........................        6,208                     (99,247)
                                           ------------  ------------  ------------
Net periodic pension cost after
 settlement..............................  $   391,055   $   549,587   $   330,700
                                           ------------  ------------  ------------
                                           ------------  ------------  ------------

The following table sets forth the funded status for the Company's defined benefit pension plans:

                                                            1995          1994
                                                        ------------  ------------
Actuarial present value of benefit obligation
  Vested benefit obligation...........................  $(11,651,126) $(11,340,602)
  Nonvested benefit obligation........................      (465,500)     (411,013)
                                                        ------------  ------------
  Accumulated benefit obligation......................   (12,116,626)  (11,751,615)
  Excess of projected benefit obligation over
   accumulated benefit obligation.....................    (1,409,543)   (1,847,959)
                                                        ------------  ------------
  Projected benefit obligation........................   (13,526,169)  (13,599,574)
  Actual plan assets at fair value....................    15,774,026    13,901,195
                                                        ------------  ------------
  Projected benefit obligation less than plan
   assets.............................................     2,247,857       301,621
  Unrecognized net (gain).............................      (105,711)     (849,208)
  Unrecognized prior service cost.....................       535,719     1,309,789
  Unrecognized net transition obligation at September
   30,................................................       655,568       716,274
                                                        ------------  ------------
  Prepaid pension cost at September 30,...............  $  3,333,433  $  1,478,476
                                                        ------------  ------------
                                                        ------------  ------------

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the Company's plans was 7.0% in 1995 and 7.5% in 1994 and 1993. The expected long-term rate of return on assets used for the Company's plans was 7.5% in 1995 and 9.5% in 1994 and 1993.

The Board of Directors adopted on April 1, 1989 a Supplemental Executive Retirement Plan for certain executive employees to restore pension benefits which have been reduced by legislative action. The Company purchases annuity contracts to fund its obligation for the four participants (all officers-directors of the Company) under such plan and reimburses the participants for the current tax recognition resulting from such purchases. The respective costs are being amortized over the remaining estimated employment lives of the participants. The 1995, 1994 and 1993 expense for such plan was $705,000, $736,000 and $847,000, respectively.

The Board of Directors adopted on January 1, 1995, a Supplemental Benefit Restoration Plan for certain employees not covered by the Supplemental Executive Retirement Plan to restore pension benefits which have been reduced by legislative action. The Company is currently funding its obligations to the five participants, and the 1995 expense for such plan was $75,000.

NOTE 10--MAJOR CUSTOMERS

The Company operates within one industry segment - the manufacture of apparel. Sales to one national retail chain accounted for approximately 63% of the Company's net sales in 1995, 62% in

1994 and 54% in 1993. Another national retail chain accounted for approximately 20%, 18% and 16% of the Company's net sales in 1995, 1994 and 1993, respectively. No other customer accounted for more than 10% of the Company's net sales in each of the three years ended 1995.

NOTE 11--SHAREHOLDERS' EQUITY

In April 1993, the Company's Board of Directors restructured the Rights Plan it had adopted in 1988 by amending and restating its rights agreement, redeeming its outstanding preferred stock rights, and paying a dividend of new common stock rights to shareholders of record on May 17, 1993. In the event any person acquires 20 percent of the Company's common stock, each new right will give the holder the option to purchase one share of the Company's common stock for $90. The new rights expire May 16, 2003, and may be redeemed by the Company for $.01 per right. As of September 30, 1995, 5,069,892 shares of the Company's common stock were reserved for issuance under the Shareholders Rights Plan.

NOTE 12--COMMON STOCK SPLIT

On November 9, 1992, the Board of Directors authorized a two-for-one stock split of the Company's $1 par value common stock which was paid on December 7, 1992 to shareholders of record on November 19, 1992. In addition, common stock changed to no par value. As a result of the split, the additional 2,534,446 shares issued did not change the common stock or additional paid-in capital accounts. All references in the accompanying financial statements to the number of common shares and per share amounts give effect to the stock split.

NOTE 13--EMPLOYMENT AGREEMENTS

The Company maintains employment agreements with four directors, three of whom are also officers of the Company. The employment agreements contain change in control provisions that would entitle each of the four directors to receive up to 2.99 times his five year average annual salary plus continuation of certain benefits if there is a change in control in the Company (as defined) and a termination of his employment. The maximum contingent liability under these agreements in such event is approximately $5,800,000. The employment agreements also provide for severance benefits, disability and death benefits and, as to one officer-director, consulting services under certain circumstances.

NOTE 14--QUARTERLY FINANCIAL DATA (UNAUDITED)

Financial data for the interim periods of 1995 and 1994 were as follows:

                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                  NET        GROSS         NET        EARNINGS
                                                 SALES      MARGINS     EARNINGS      PER SHARE
                                               ---------  -----------  -----------  -------------

Fiscal Year 1995
Quarters
----------------
First........................................  $  38,668   $   7,404    $   1,122     $   .22
Second.......................................     28,380       6,588        1,052         .21
Third........................................     33,040       7,092        1,404         .28
Fourth.......................................     41,242       8,792        1,911         .37
                                               ---------  -----------  -----------     ------
   Total.....................................  $ 141,330   $  29,876    $   5,489     $  1.08
                                               ---------  -----------  -----------     ------
                                               ---------  -----------  -----------     ------

Fiscal Year 1994
Quarters
----------------
First........................................  $  45,335   $  11,533    $   3,131     $   .62
Second.......................................     36,898      10,552        2,429         .48
Third........................................     35,407       7,702          884         .17
Fourth.......................................     55,362      11,528        2,909         .57
                                               ---------  -----------  -----------     ------
   Total.....................................  $ 173,002   $  41,315    $   9,353     $  1.84
                                               ---------  -----------  -----------     ------
                                               ---------  -----------  -----------     ------

INDEPENDENT AUDITORS' REPORT
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Board of Directors and Shareholders
Garan, Incorporated

We have audited the accompanying consolidated balance sheets of Garan, Incorporated and its subsidiaries as at September 30, 1995 and 1994 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the consolidated financial position of Garan, Incorporated and its subsidiaries as at September 30, 1995 and 1994, and the results of consolidated operations, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

                                    Robbins, Greene, Horowitz, Lester & Co., LLP

New York, New York
November 13, 1995

                                    PART III



          Item 10.  Directors and Executive Officers of the Registrant.


                    The information required to be set forth in this Item will be contained in registrant's 1996 Proxy Statement under the caption "Election of Directors" and is incorporated by reference into this Report.

          Item 11.  Executive Compensation.

                    The information required to be set forth in this Item will be contained in registrant's 1996 Proxy Statement under the caption "Executive Compensation" and is incorporated by reference into this Report.

          Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

                    The information required to be set forth in this Item will be contained in registrant's 1996 Proxy Statement under the caption "Election of Directors; Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference into this Report.

          Item 13.  Certain Relationships and Related Transactions.

                    The information required to be set forth in this Item will be contained in registrant's 1996 Proxy Statement under the caption "Transactions with Management" and is incorporated by reference into this Report.

                                     PART IV
          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


               (a) Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules.

                                                                      Page
                                                                      ----
          (1)  Consolidated Financial Statements.

               Included in Part II, Item 8 of this
Report:

               Consolidated Balance Sheets as at
September 30, 1995, and September 30, 1994.                            16

               Consolidated Statements of Earnings -
years ended September 30, 1995, September 30, 1994, and
September 30, 1993.                                                    17

               Consolidated Statements of Shareholders'
Equity - years ended September 30, 1995, September 30, 1994,
and September 30, 1993.                                                17

               Consolidated Statements of Cash Flows
- years ended September 30, 1995, September 30, 1994,
and September 30, 1993.                                                18

               Notes to Consolidated Financial Statements
for the years ended September 30, 1995, September 30, 1994,
and September 30, 1993.                                               19-23

                                                                      Page
                                                                      ----

               Independent Auditors' Report dated
November 13, 1995.                                                     24

          (2)  Consolidated Financial Statement Schedules.


               Independent Auditors' Report on Schedules
dated November 13, 1995, and Consent of Independent Certified
Public Accountants dated December 26, 1995.                           F-1

               Supplemental Notes to Consolidated Finan-
cial Statements for the years ended September 30, 1995,
September 30, 1994, and September 30, 1993.                           F-2

Schedules other than those listed above are omitted for the reason that they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

               Individual financial statements of the registrant and its subsidiaries are omitted because all subsidiaries included in the Consolidated Financial Statements are 100% owned.

          (b) No reports on Form 8-K have been filed by the registrant during the last quarter of the period covered by this Report.

          (c)  Exhibits filed as part of this Report.
                                                                      Page
                                                                      ----

               (3)  Articles of Incorporation and by-laws.

                    (i)  Restated Articles of
               Incorporation was reported and filed as
               an exhibit in the registrant's Annual
               Report on Form 10-K for the fiscal year
               ended September 30, 1988, and is
               incorporated by reference into this
               report.

                    (ii) Articles of Amendment of the
               Restated Articles of Incorporation was
               reported and filed as an exhibit in the
               registrant's Annual Report on Form 10-K
               for the fiscal year ended September 30,
               1988, and is incorporated by reference
               into this report.

                    (iii)Articles of Amendment of the
               Restated Articles of Incorporation dated
               November 9, 1992, was reported and filed as an Exhibit in the registrant's Annual
               Report on Form 10-K for the fiscal year
               ended September 30, 1992, and is incor-
               porated by reference into this report.

                    (iv) By-laws, as amended through
               April 21, 1993, were reported and
               filed as an Exhibit in the registrant's
               Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1993, and are
               incorporated by reference into this
               report.

               (4)  Instruments defining the rights of
               security holders, including indentures.

                    Amended and Restated Rights
               Agreement dated as of April 21, 1993,
               between the registrant and Chemical
               Bank was reported and filed as an exhibit in the registrant's Quarterly Report on Form
               10-Q for the quarter ended March 31,
               1993, and is incorporated by reference
               into this report.

                                                                      Page
                                                                      ----

               (10) Material Contracts.

                    (i)  Employment Agreement as amended
               and restated on December 4, 1992, between the registrant and Rodney Faver, was reported and filed as an Exhibit in the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, and is incorporated by reference into this report.

                    (ii) Amendment to Employment
               Agreement dated November 15, 1995,
               between the registrant and Rodney Faver.               32-33

                    (iii)Employment Agreement as amended
               and restated on December 4, 1992, between the registrant and Jerald Kamiel, was reported and filed as an Exhibit in the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, and is incorporated by reference into this report.

                    (iv) Employment and Consulting
               Agreement as amended and restated on
               December 4, 1992, between the registrant and Seymour Lichtenstein, was reported and filed as an Exhibit in the registrant's
               Annual Report on Form 10-K for the fiscal year ended September 30, 1992, and is incorporated by reference into this report.


                    (v)  Employment Agreement as
               amended and restated on December 4, 1992, between the registrant and William J.
               Wilson, was reported and filed as an
               Exhibit in the registrant's Annual Report on Form 10-K for the fiscal year ended
               September 30, 1992, and is incorporated
               by reference into this report.

                    (vi) Supplemental Executive
               Retirement Plan, effective April 1,
               1989, was reported and filed as an
               exhibit in the registrant's Annual
               Report on Form 10-K for the fiscal year
               ended September 30, 1989, and is in-
               corporated by  reference into this
               report.

                                                                      Page
                                                                      ----


                    (vii)Form of Indemnity Agreement
               dated August 9, 1993, between the regist-rant and each of its directors was re-ported and filed as an exhibit in the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, and is incorporated by reference into this report.

                    (viii)  Indemnity Agreement dated August
               9, 1993, between the registrant and Alexander
               J. Sistarenik was reported and filed as an
               exhibit in the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, and is incorporated by reference into this report.

               (21) Schedule of Subsidiaries of registrant.            34

               (27) Financial Data Schedule.                           35

           (d) The Consolidated Financial Statement Schedules Specified in Item 14(a)(2) are annexed.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GARAN, INCORPORATED


December 28, 1995                  By: /s/ William J. Wilson
                                      ------------------------------
                                      William J. Wilson, Vice President
                                      Finance and Administration


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


December 28, 1995                  /s/ Seymour Lichtenstein
                                   ---------------------------------
                                   Seymour Lichtenstein
                                   Principal Executive Officer, Director



December 28, 1995                  /s/ William J. Wilson
                                   ---------------------------------
                                   William J. Wilson
                                   Principal Financial Officer, Director



December 28, 1995                  /s/ Alexander J. Sistarenik
                                   ---------------------------------
                                   Alexander J. Sistarenik,
                                   Principal Accounting Officer



December 28, 1995                  /s/ Rodney Faver
                                   ---------------------------------
                                   Rodney Faver, Director



December 28, 1995                  /s/ Jerald Kamiel
                                   ---------------------------------
                                   Jerald Kamiel, Director



December 28, 1995                  /s/ Marvin S. Robinson
                                   ---------------------------------
                                   Marvin S. Robinson, Director

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES



Board of Directors
 and Shareholders
Garan, Incorporated

          In connection with our audit of the Consolidated Financial Statements of Garan, Incorporated for the year ended September 30, 1995, incorporated into this Annual Report on Form 10-K in Part II, Item 8, we also have audited the supporting Consolidated Financial Statement Schedules listed in Item 14(a)(2) of this Report. In our opinion, those Consolidated Financial Statement Schedules present fairly, when read in conjunction with the related Consolidated Financial Statements, the financial data required to be set forth therein.


                             ROBBINS, GREENE, HOROWITZ, LESTER & CO., LLP

November 13, 1995
New York, New York





               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


          As independent certified public accountants, we hereby consent to the incorporation of our report dated November 13, 1995 included in, or incorporated by reference in, Registration Statement Nos. 2-72544 and 33-29054 on Form S-8 and the related Prospectuses.


                   ROBBINS, GREENE, HOROWITZ, LESTER & CO., LLP

December 26, 1995
New York, New York

                     GARAN, INCORPORATED AND SUBSIDIARIES
            SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 15 - INTEREST INCOME
          --------------------
          Interest income is comprised of the following components:

                                            1995            1994           1993
                                            ----            ----           ----
          Investments                  $  2,155,000    $  1,066,000     $  1,177,000
          Other                             379,000         425,000          415,000
                                        -----------     -----------      -----------
                                       $  2,534,000    $  1,491,000     $  1,592,000
                                        -----------     -----------      -----------
                                        -----------     -----------      -----------

NOTE 16 - ACCRUED LIABILITIES
          -------------------
          Accrued liabilities as at September 30, 1995 and September 30, 1994 consist of the following:

                                            1995            1994
                                            ----            ----
          Payroll                      $  2,663,000    $  3,275,000
          Payroll taxes                      67,000         153,000
          Accrued expenses                8,275,000       7,581,000
                                        -----------     -----------
                                       $ 11,005,000    $ 11,009,000
                                        -----------     -----------
                                        -----------     -----------