Form 10-Q
period 1995-12-31
GARAN INC
filed 1996-02-14
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended December 31, 1995      Commission File No 1-4506

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

Class                                   Outstanding December 31, 1995

Common Stock (no par value)               5,069,892 shares

                        PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                THREE MONTHS ENDED
                                          12/31/95           12/31/94
                                      __________________ __________________
Net sales                                   $ 33,024,000    $ 38,668,000

Cost of sales                                 26,550,000      31,264,000
                                            ____________    ____________

   Gross margin on sales                       6,474,000       7,404,000


Selling and administrative expenses            4,883,000       6,050,000

Interest on capitalized leases                    30,000          39,000

Interest income                                 (658,000)       (525,000)
                                            _____________   _____________
    Earnings before provision
        for income taxes                       2,219,000       1,840,000

Provision for income taxes                       878,000         718,000
                                            ____________    ____________

Net earnings                                $  1,341,000    $  1,122,000


Earnings per share data:

    Earnings per share                      $       0.26    $       0.22

    Average common shares outstanding          5,070,000       5,070,000

Dividends paid per share                    $       0.40    $       0.40

                     GARAN, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                              12/31/95         9/30/95
ASSETS
Current Assets:
   Cash and cash equivalents                $  10,559,000   $   8,649,000
   U.S. Government securities - short-term     19,689,000      20,424,000
   Accounts receivable, less estimated
     uncollectibles of $514,000 at
     12/31/95 and 9/30/95                      16,586,000      25,746,000
   Inventories                                 29,780,000      29,454,000
   Other current assets                         6,236,000       4,412,000
     Total current assets                      82,850,000      88,685,000

U.S. Government Securities - long-term         12,015,000      12,015,000
Property, plant and equipment, less
  accumulated depreciation and amortization    14,784,000      15,069,000
Other assets                                    4,809,000       4,662,000
     TOTAL                                  $ 114,458,000   $ 120,431,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $   3,859,000   $   6,851,000
   Accrued liabilities                          8,664,000      11,005,000
   Federal and state income taxes payable       2,277,000       2,227,000
   Current portion of capitalized leases          154,000         154,000
     Total current liabilities                 14,954,000      20,237,000

Capitalized lease obligations, net of
 current portion                                3,038,000       3,061,000

Deferred income taxes                           2,838,000       2,818,000

Shareholders' Equity:
   Preferred stock ($10 par value) 500,000
     shares authorized; none issued
  Common stock (no par value) 15,000,000
     shares authorized; 5,069,892 issued at
     12/31/95 and 9/30/95                       2,535,000       2,535,000
  Additional paid-in-capital                    5,821,000       5,821,000
  Retained earnings                            85,272,000      85,959,000
    Total shareholders' equity                 93,628,000      94,315,000
    TOTAL                                   $ 114,458,000   $ 120,431,000


                    GARAN, INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                 THREE MONTHS ENDED
                                              12/31/95        12/31/94
Cash Flows From Operating Activities:
  Net earnings                              $   1,341,000   $   1,122,000
  Non cash items included in earnings:
    Depreciation and amortization                 881,000         893,000
    Provision for losses on accounts receivable     4,000          37,000
    Deferred income taxes                          20,000         190,000
  Changes in assets and liabilities:
    U.S. Government Securities - short-term       735,000     (14,557,000)
    Accounts receivable                         9,156,000      19,220,000
    Inventories                                  (326,000)      6,643,000
    Other current assets                       (1,824,000         428,000
    Accounts payable                           (2,992,000)     (3,532,000)
    Accrued liabilities                        (2,341,000)      2,717,000
    Income taxes payable                           50,000         (61,000)
    Other assets                                 (147,000)       (125,000)
  Net Cash Flows From Operating Activities      4,557,000       7,655,000

Cash Flows From Investing Activities:
  Sale of U.S. Gov't securities - long-term             0               0
  Purchase of U.S. Gov't securities - long-term         0      (1,012,000)
  Additions to property plant and equipment      (596,000)       (772,000)
  Proceeds from sales of property,
    plant and equipment                                 0          47,000
  Net Cash Flows From Investing Activities       (596,000)     (1,737,000)

Cash Flows From Financing Activities:
  Payment of dividends                         (2,028,000)     (2,028,000)
  Repayment of capitalized lease obligations      (23,000)       (457,000)
    Net Cash Flows From Financing Activities   (2,051,000)     (2,485,000)
Increase in Cash and Cash Equivalents           1,910,000       3,433,000

Cash and Cash Equivalents At Beginning
  of Period                                     8,649,000       7,664,000
Cash and Cash Equivalents At End of Period  $  10,559,000   $  11,097,000

Supplemental Disclosures
  Cash Paid During The Period For:
    Interest                                $      30,000   $      39,000
    Income taxes                                1,157,000         169,000

                          GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995
                                (UNAUDITED)

1. In the opinion of management, all adjustments necessary to a fair statement of the results of operations have been reflected.

2. Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period.

3.  Inventories consist of the following:

                                              12/31/95        09/30/95
                                            ____________    ____________
Raw Materials                               $  5,159,000    $  5,135,000

Work in process                                9,545,000       9,374,000

Finished Goods                                15,076,000      14,945,000
                                            ____________    ____________
                                            $ 29,780,000    $ 29,454,000

ITEM 2.
                    GARAN, INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At December 31, 1995, working capital was $67,896,000, a decrease of $552,000 from September 30, 1995. Shareholders' equity at December 31, 1995, was $93,628,000, or $18.46 book value per share, as compared to $94,315,000, or $18.60 book value per share, at September 30, 1995. The decrease in book value resulted from the payment in November, 1995, of the 1995 fiscal year end special dividend and the first fiscal 1996 regular quarterly dividend.

RESULTS OF OPERATIONS

Three Month Periods Ended December 31, 1995, and December 31, 1994.

Net sales for the three month period ended December 31, 1995, were $33,024,000, compared to $38,668,000 for the same period last year. Net earnings for the three month period were $1,341,000, equal to $0.26 per share, compared to $1,122,000, or $0.22 per share, last year.

Gross margin for the three months ended December 31, 1995, was $6,474,000, or 19.6% of net sales, compared to $7,404,000, or 19.2% of net sales, for the comparable period last year.

The decreases in net sales and gross margin for the three month period reflect reduced unit sales, primarily in our sports licensing and Disney divisions, and slightly lower average unit selling prices resulting from prevailing competitive conditions in the marketplace.

Selling and administrative expenses for the three months ended
December 31, 1995, were $4,883,000, or 14.8% of net sales, as compared to $6,050,000, or 15.6% of net sales, for the comparable period last year. Selling and administrative expenses declined primarily as a result of reduced royalty and commission expenses associated with reduced sales in our sports licensing and Disney divisions.

The decrease in selling and administrative expenses as a percentage of net sales, coupled with the increase in the gross margin rate, resulted in the increase in net earnings as a percentage of net sales to 4.1% for the three month period ended December 31, 1995, as compared to 2.9% for the comparable period last year.

                        PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended December 31, 1995.

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


DATE: February 14, 1996