Form 10-Q/A
period 1995-12-31
GARAN INC
filed 1996-02-23
CIK 39917

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


                    GARAN, INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                 THREE MONTHS ENDED
                                              12/31/95        12/31/94
Cash Flows From Operating Activities:
  Net earnings                              $   1,341,000   $   1,122,000
  Non cash items included in earnings:
    Depreciation and amortization                 881,000         893,000
    Provision for losses on accounts receivable     4,000          37,000
    Deferred income taxes                          20,000         190,000
  Changes in assets and liabilities:
    U.S. Government Securities - short-term       735,000     (14,557,000)
    Accounts receivable                         9,156,000      19,220,000
    Inventories                                  (326,000)      6,643,000
    Other current assets                       (1,824,000)        428,000
    Accounts payable                           (2,992,000)     (3,532,000)
    Accrued liabilities                        (2,341,000)     (2,553,000)
    Income taxes payable                           50,000         (61,000)
    Other assets                                 (147,000)       (125,000)
  Net Cash Flows From Operating Activities      4,557,000       7,655,000

Cash Flows From Investing Activities:
  Sale of U.S. Gov't securities - long-term             0               0
  Purchase of U.S. Gov't securities - long-term         0      (1,012,000)
  Additions to property plant and equipment      (596,000)       (772,000)
  Proceeds from sales of property,
    plant and equipment                                 0          47,000
  Net Cash Flows From Investing Activities       (596,000)     (1,737,000)

Cash Flows From Financing Activities:
  Payment of dividends                         (2,028,000)     (2,028,000)
  Repayment of capitalized lease obligations      (23,000)       (457,000)

    Net Cash Flows From Financing Activities   (2,051,000)     (2,485,000)
Increase in Cash and Cash Equivalents           1,910,000       3,433,000

Cash and Cash Equivalents At Beginning
  of Period                                     8,649,000       7,664,000
Cash and Cash Equivalents At End of Period  $  10,559,000   $  11,097,000

Supplemental Disclosures
  Cash Paid During The Period For:
    Interest                                $      30,000   $      39,000
    Income taxes                                1,157,000         169,000

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

DATE: February 23, 1996