Form 10-Q
period 1996-03-31
GARAN INC
filed 1996-05-13
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 1996      Commission File No 1-4506

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

Class                                   Outstanding March 31, 1996

Common Stock (no par value)               5,069,892 shares

                        PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                THREE MONTHS ENDED
                                           3/31/96            3/31/95
                                      __________________ __________________
Net sales                                   $ 26,882,000    $ 28,380,000

Cost of sales                                 20,907,000      21,792,000
                                            ____________    ____________

   Gross margin on sales                       5,975,000       6,588,000


Selling and administrative expenses            4,951,000       5,581,000

Interest on capitalized leases                    29,000          30,000

Interest income                                 (658,000)       (747,000)
                                            _____________   _____________
    Earnings before provision
        for income taxes                       1,653,000       1,724,000

Provision for income taxes                       651,000         672,000
                                            ____________    ____________

Net earnings                                $  1,002,000    $  1,052,000
                                            ============    ============

Earnings per share data:

    Earnings per share                      $       0.20    $       0.21

    Average common shares outstanding          5,070,000       5,070,000

Dividends paid per share                    $       0.20    $       0.20

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                SIX MONTHS ENDED
                                           3/31/96            3/31/95
                                      __________________ __________________
Net sales                                   $ 59,906,000    $ 67,048,000

Cost of sales                                 47,457,000      53,056,000
                                            ____________    ____________

   Gross margin on sales                      12,449,000      13,992,000


Selling and administrative expenses            9,834,000      11,631,000

Interest on capitalized leases                    59,000          69,000

Interest income                               (1,316,000)     (1,272,000)
                                            _____________   _____________
    Earnings before provision
        for income taxes                       3,872,000       3,564,000

Provision for income taxes                     1,529,000       1,390,000
                                            ____________    ____________

Net earnings                                $  2,343,000    $  2,174,000
                                            ============    ============

Earnings per share data:

    Earnings per share                      $       0.46    $       0.43

    Average common shares outstanding          5,070,000       5,070,000

Dividends paid per share                    $       0.60    $       0.60


                    GARAN, INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                              3/31/96          9/30/95
                                           _____________    _____________
ASSETS
Current Assets:
   Cash and cash equivalents                $   5,942,000   $   8,649,000
   U.S. Government securities - short-term     18,936,000      20,424,000
   Accounts receivable, less estimated
     uncollectibles of $514,000 at
     3/31/96 and 9/30/95                       14,240,000      25,746,000
   Inventories                                 38,191,000      29,454,000
   Other current assets                         6,912,000       4,412,000
                                            _____________   _____________
     Total current assets                      84,221,000      88,685,000

U.S. Government Securities - long-term         12,015,000      12,015,000
Property, plant and equipment, less
  accumulated depreciation and amortization    14,476,000      15,069,000
Other assets                                    4,757,000       4,662,000
                                            _____________   _____________
     TOTAL                                  $ 115,469,000   $ 120,431,000
                                            =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $   4,148,000   $   6,851,000
   Accrued liabilities                          9,911,000      11,005,000
   Federal and state income taxes payable       1,764,000       2,227,000
   Current portion of capitalized leases          154,000         154,000
                                            _____________   _____________
     Total current liabilities                 15,977,000      20,237,000
                                            _____________   _____________

Capitalized lease obligations, net of
 current portion                                3,018,000       3,061,000
                                            _____________   _____________

Deferred income taxes                           2,858,000       2,818,000
                                            _____________   _____________

Shareholders' Equity:
   Preferred stock ($10 par value) 500,000
     shares authorized; none issued
  Common stock (no par value) 15,000,000
     shares authorized; 5,069,892 issued at
     3/31/96 and 9/30/95                        2,535,000       2,535,000
  Additional paid-in-capital                    5,821,000       5,821,000
  Retained earnings                            85,260,000      85,959,000
                                            _____________   _____________
    Total shareholders' equity                 93,616,000      94,315,000
                                            _____________   _____________
    TOTAL                                   $ 115,469,000   $ 120,431,000
                                            =============   =============


                    GARAN, INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                  SIX MONTHS ENDED
                                              3/31/96         3/31/95
                                            _____________   _____________
Cash Flows From Operating Activities:
  Net earnings                              $   2,343,000   $   2,174,000
  Non cash items included in earnings:
    Depreciation and amortization               1,778,000       1,781,000
    Provision for losses on accounts receivable    14,000          40,000
    Deferred income taxes                          40,000         130,000
  Changes in assets and liabilities:
    U.S. Government Securities - short-term     1,488,000     (22,532,000)
    Accounts receivable                        11,492,000      20,625,000
    Inventories                                (8,737,000)     (2,990,000)
    Other current assets                       (2,500,000)         57,000
    Accounts payable                           (2,703,000)     (1,121,000)
    Accrued liabilities                          (930,000)     (2,362,000)
    Income taxes payable                         (463,000)       (419,000)
    Other assets                                  (95,000)       (235,000)
                                            ______________  ______________
  Net Cash Flows From Operating Activities      1,727,000      (4,852,000)
                                            ______________  ______________

Cash Flows From Investing Activities:
  Sale of U.S. Gov't securities - long-term             0       3,000,000
  Purchase of U.S. Gov't securities - long-term         0        (987,000)
  Additions to property plant and equipment    (1,349,000)     (1,033,000)
  Proceeds from sales of property,
    plant and equipment                                 0         365,000
                                            ______________  ______________
  Net Cash Flows From Investing Activities     (1,349,000)      1,345,000
                                            ______________  ______________

Cash Flows From Financing Activities:
  Payment of dividends                         (3,042,000)     (3,042,000)
  Repayment of capitalized lease obligations      (43,000)       (455,000)
                                            ______________  ______________
    Net Cash Flows From Financing Activities   (3,085,000)     (3,497,000)
                                            ______________  ______________

Decrease in Cash and Cash Equivalents          (2,707,000)     (7,004,000)

Cash and Cash Equivalents At Beginning
  of Period                                     8,649,000       7,664,000
                                            ______________  ______________
Cash and Cash Equivalents At End of Period  $   5,942,000   $     660,000
                                            =============   =============

Supplemental Disclosures
  Cash Paid During The Period For:
    Interest                                $      59,000   $      69,000
    Income taxes                                1,494,000       1,424,000
                                            =============   =============

                    GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1996
                                (UNAUDITED)

1. In the opinion of management, all adjustments necessary to a fair statement of the results of operations have been reflected.

2. Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period.

3.  Inventories consist of the following:

                                              3/31/96         09/30/95
                                            ____________    ____________
Raw Materials                               $  5,049,000    $  5,135,000

Work in process                               10,349,000       9,374,000

Finished Goods                                22,793,000      14,945,000
                                            ____________    ____________
                                            $ 38,191,000    $ 29,454,000
                                            ============    ============

ITEM 2.

                    GARAN, INCORPORATED AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

At March 31, 1996, working capital was $68,244,000, a decrease of $204,000 from September 30, 1995. Shareholders' equity at March 31, 1996, was $93,616,000, or $18.46 book value per share, as compared to $94,315,000, or $18.60 book value per share, at September 30, 1995. The book value decrease resulted primarily from the payment in November, 1995, of the fiscal year end special dividend and the regular quarterly dividends.


RESULTS OF OPERATIONS

Three and Six Month Periods Ended March 31, 1996 and March 31, 1995

Net sales for the three month period ended March 31, 1996, were $26,882,000, compared to $28,380,000 for the same period last year. Net earnings for the three month period were $1,002,000, equal to $0.20 per share, compared to $1,052,000, or $0.21 per share, last year.

Net sales for the six month period ended March 31, 1996, were $59,906,000, compared to $67,048,000 for the same period last year. Net earnings for the six month period were $2,343,000, or $0.46 per share, as compared to $2,174,000, or $0.43 per share, last year.

Gross margin for the three months ended March 31, 1996, was $5,975,000, or 22.2% of net sales, compared to $6,588,000, or 23.2% of net sales, for the comparable period last year. Gross margin for the six months ended March 31, 1996, was $12,449,000, or 20.8% of net sales, as compared to $13,992,000, or 20.9% of net sales, for the comparable period last year.

The decreases in net sales and gross margin for the three and six month periods were caused by reduced unit sales resulting from prevailing competitive conditions in the marketplace.

Selling and administrative expenses for the three month period ended March 31, 1996, were $4,951,000, or 18.4% of net sales, as compared to $5,581,000, or 19.7% of net sales, for the comparable period last year. Selling and administrative expenses for the six months ended March 31, 1996, were $9,834,000, or 16.4% of net sales, as compared to $11,631,000, or 17.3% of net sales, for the comparable period last year. Selling and administrative expenses declined primarily as a result of reduced royalty and commission expenses associated with reduced sales in our sports licensing and Disney divisions.

                        PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended March 31, 1996.

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


DATE: May 13, 1996