Form 10-Q
period 1996-06-30
GARAN INC
filed 1996-08-13
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 1996      Commission File No 1-4506

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

Class                                   Outstanding June 30, 1996

Common Stock (no par value)               5,069,892 shares

                        PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                  THREE MONTHS ENDED
                                                   ----------------

                                               6/30/96        6/30/95
                                            -------------   -------------
Net sales                                   $ 37,218,000    $ 33,040,000

Cost of sales                                 28,085,000      25,948,000
                                            -------------   -------------
   Gross margin on sales                       9,133,000       7,092,000


Selling and administrative expenses            6,265,000       5,429,000

Interest on capitalized leases                    31,000          35,000

Interest income                                 (580,000)       (674,000)
                                            -------------   -------------
    Earnings before provision
        for income taxes                       3,417,000       2,302,000

Provision for income taxes                     1,350,000         898,000
                                            -------------   -------------
Net earnings                                $  2,067,000    $  1,404,000
                                            ============    =============

Earnings per share data:

    Earnings per share                      $       0.41    $       0.28

    Average common shares outstanding          5,070,000       5,070,000

Dividends paid per share                    $       0.20    $       0.20

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                                  (UNAUDITED)
                                               NINE MONTHS ENDED
                                                ---------------

                                               6/30/96         6/30/95
                                            -------------   -------------
Net sales                                   $ 97,124,000    $100,088,000

Cost of sales                                 75,542,000      79,004,000
                                            -------------   -------------
   Gross margin on sales                      21,582,000      21,084,000


Selling and administrative expenses           16,099,000      17,060,000

Interest on capitalized leases                    90,000         104,000

Interest income                               (1,896,000)     (1,946,000)
                                            -------------   -------------
    Earnings before provision
        for income taxes                       7,289,000       5,866,000

Provision for income taxes                     2,879,000       2,288,000
                                            -------------   -------------
Net earnings                                $  4,410,000    $  3,578,000
                                            =============   =============

Earnings per share data:

    Earnings per share                      $       0.87    $       0.71

    Average common shares outstanding          5,070,000       5,070,000

Dividends paid per share                    $       0.80    $       0.80


                    GARAN, INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                                6/30/96         9/30/95
                                            --------------  --------------
ASSETS
- ------
Current Assets:
   Cash and cash equivalents                $   2,790,000   $   8,649,000
   U.S. Government securities - short-term     10,476,000      20,424,000
   Accounts receivable, less estimated
     uncollectibles of $514,000 at 6/30/96
     and 9/30/95                               26,434,000      25,746,000
   Inventories                                 41,603,000      29,454,000
   Other current assets                         6,634,000       4,412,000
                                            --------------  --------------
     Total current assets                      87,937,000      88,685,000

U.S. Government Securities - long-term         12,015,000      12,015,000
Property, plant and equipment, less
  accumulated depreciation and amortization    15,302,000      15,069,000
Other assets                                    4,146,000       4,662,000
                                            --------------  --------------
     TOTAL                                  $ 119,400,000   $ 120,431,000
                                            ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $   4,757,000   $   6,851,000
   Accrued liabilities                         11,356,000      11,005,000
   Federal and state income taxes payable       2,644,000       2,227,000
   Current portion of capitalized leases          154,000         154,000
                                            --------------  --------------
     Total current liabilities                 18,911,000      20,237,000
                                            --------------  --------------

Capitalized lease obligations, net of
 current portion                                2,942,000       3,061,000

Deferred income taxes                           2,878,000       2,818,000
                                            --------------  --------------

Shareholders' Equity:
   Preferred stock ($10 par value) 500,000
     shares authorized; none issued
  Common stock (no par value) 15,000,000
     shares authorized; 5,069,892 issued at
     6/30/96 and 9/30/95                        2,535,000       2,535,000
  Additional paid-in-capital                    5,821,000       5,821,000
  Retained earnings                            86,313,000      85,959,000
                                            --------------  --------------
    Total shareholders' equity                 94,669,000      94,315,000
                                            --------------  --------------
    TOTAL                                   $ 119,400,000   $ 120,431,000
                                            ==============  ==============


                    GARAN, INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                 NINE MONTHS ENDED

                                               6/30/96          6/30/95
                                            --------------  --------------
Cash Flows From Operating Activities:
  Net earnings                              $   4,410,000   $   3,578,000
  Non cash items included in earnings:
    Depreciation and amortization               2,630,000       2,681,000
    Provision for losses on accounts receivable    23,000          93,000
    Deferred income taxes                          60,000          70,000
  Changes in assets and liabilities:
    U.S. Government Securities - short-term     9,948,000     (13,301,000)
    Accounts receivable                          (711,000)     18,382,000
    Inventories                               (12,149,000)     (6,838,000)
    Other current assets                       (2,222,000)        250,000
    Accounts payable                           (2,094,000)     (1,427,000)
    Accrued liabilities                           241,000      (2,050,000)
    Income taxes payable                          417,000          37,000
    Other assets                                  516,000        (573,000)
                                            --------------  --------------
  Net Cash Flows From Operating Activities      1,069,000         902,000
                                            --------------  --------------

Cash Flows From Investing Activities:
  Sale of U.S. Gov't securities - long-term             0       3,000,000
  Purchase of U.S. Gov't securities - long-term         0        (987,000)
  Additions to property plant and equipment    (3,035,000)     (2,192,000)
  Proceeds from sales of property,
    plant and equipment                           282,000         365,000
                                            --------------  --------------
  Net Cash Flows From Investing Activities     (2,753,000)        186,000
                                            --------------  --------------

Cash Flows From Financing Activities:
  Payment of dividends                         (4,056,000)     (4,056,000)
  Repayment of capitalized lease obligations     (119,000)       (526,000)
                                            --------------  --------------
    Net Cash Flows From Financing Activities   (4,175,000)     (4,582,000)
                                            --------------  --------------
Decrease in Cash and Cash Equivalents          (5,859,000)     (3,494,000)

Cash and Cash Equivalents At Beginning
  of Period                                     8,649,000       7,664,000
                                            --------------  --------------
Cash and Cash Equivalents At End of Period  $   2,790,000   $   4,170,000
                                            ==============  ==============
Supplemental Disclosures
  Cash Paid During The Period For:
    Interest                                $      90,000   $     104,000
    Income taxes                                3,432,000       1,597,000
                                            ==============  ==============

                    GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996
                                (UNAUDITED)

1. In the opinion of management, all adjustments necessary to a fair statement of the results of operations have been reflected.

2. Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period.

3.  Inventories consist of the following:

                                               6/30/96         09/30/95
                                            -------------   -------------
Raw Materials                               $  5,809,000    $  5,135,000

Work in process                                9,580,000       9,374,000

Finished Goods                                26,214,000      14,945,000
                                            -------------   -------------
                                            $ 41,603,000    $ 29,454,000
                                            =============   =============

ITEM 2.

                    GARAN, INCORPORATED AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

At June 30, 1996, working capital was $69,026,000, an increase of $578,000 from September 30, 1995, working capital of $68,448,000. Shareholders' equity at June 30, 1996, was $94,669,000, or $18.67 book value per share, as compared to $94,315,000, or $18.60 book value per share, at September 30, 1995. The increase in book value was a result of the net income for the first nine months of fiscal 1996 offset by the payments of both the 1995 fiscal year-end special dividend and the 1996 regular quarterly dividends.


RESULTS OF OPERATIONS

Three and Nine Month Periods Ended June 30, 1996 and June 30, 1995

Net sales for the three month period ended June 30, 1996, were $37,218,000 compared to $33,040,000 for the same period last year. Net earnings for the three month period were $2,067,000, equal to $0.41 per share, compared to $1,404,000, or $0.28 per share, last year. The increase in net sales was primarily the result of increased units shipped, particularly in our Disney division. Net sales for the nine month period ended June 30, 1996, were $97,124,000 compared to $100,088,000 last year. Net earnings for the nine month period were $4,410,000, or $0.87 per share, as compared to $3,578,000, or $0.71 per share, last year. The sales decrease was the result of competitive conditions in the marketplace which caused a decline in overall average unit selling prices. The increases in net earnings for both the three and nine month periods were primarily the result of reduced selling and administrative expenses and the increases in grosss margin.

Gross margin for the three months ended June 30, 1996, was $9,133,000, or 24.5% of net sales, compared to $7,092,000, or 21.5% of net sales, for the comparable period last year. The increase in gross margin for the period was primarily due to the sales increase in our Disney division, which historically maintains a higher gross margin than our other divisions. (The gross margin for the Disney division is higher than for other divisions, but net sales for this division is subject to a royalty expense which is included in selling and administrative expenses.) Gross margin for the nine months ended June 30, 1996, was $21,582,000, or 22.2% of net sales, as compared to $21,084,000, or 21.1% of net sales, for the comparable period last year. The increase in gross margin as a percentage of sales was the result of improved cost absorption relating to manufacturing expenses.

Selling and administrative expenses for the three months ended June 30, 1996, were $6,265,000, or 16.8% of net sales, as compared to $5,429,000, or 16.4%
of net sales, for the comparable period last year. Selling and administrative expenses for the nine months ended June 30, 1996, were $16,099,000, or 16.6% of net sales, as compared to $17,060,000, or 17.0% of net sales, for the comparable period last year. The selling and administrative expense increase for the three month period was a result of increased royalty expenses associated with icreased sales in our Disney division. Selling and administrative expenses decreased on an overall basis for the nine month period due to reductions in general overhead expenses.

                        PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended June 30, 1996.

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


DATE: August 13, 1996