Form 10-K
period 1996-09-30
GARAN INC
filed 1996-12-27
CIK 39917

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended September 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _____ to _____

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

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
TITLE OF EACH CLASS                                  ON WHICH REGISTERED
-------------------                              -----------------------
Common Stock, no par value                       American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock Purchase Rights
                                   (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes /X/  No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant on December 2, 1996, was approximately $75,300,000.

    At December 2, 1996, 5,069,892 shares of the registrant's Common Stock, no par value, were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE


    The registrant incorporates by reference in Part III of this Report specified portions of its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1997 Annual Meeting of Shareholders ("1997 Proxy Statement").

                                        PART I
    Item 1.   Business.

        (a)   General development of business.

              (a)(1) The registrant was incorporated on December 4, 1957. During the fiscal year ended September 30, 1996, there were no material changes or developments in the business done by the registrant or its subsidiaries or in the manner in which it conducted its business during the prior five fiscal years.
              (a)(2)  Not applicable.

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

              (c)(i) The registrant is engaged in the design, manufacture, and sale of apparel for men, women, and children including boys, girls, toddlers, and infants. The percentage of registrant's net sales in each of the foregoing categories in the last three fiscal years is as follows:

                                        Percentage of Net Sales
                                       (years ended September 30)

                                        1996     1995      1994
                                        ----     ----      ----

Men's apparel                           8%       10%       13%


Women's apparel                        18        18        17

Children's apparel                     74        72        70


The registrant produces apparel primarily sold to regional mass merchandisers, major national chain stores, department stores, and specialty stores. Sales are made primarily by the registrant's salaried sales staff.


              (c)(ii)  Not applicable.

              (c)(iii) Raw materials essential to the registrant are readily available from various alternate sources of supply.

              (c)(iv) The registrant distributes: children's apparel under various of its own trademarks including, principally, GARAN, GARANIMALS, and ROB ROY, men's apparel under various of its own trademarks including, principally, GARAN, and women's apparel under various of its own trademarks including, principally, GARAN. Sales of branded apparel under the registrant's own trademarks accounted for approximately 4%, 6%, and 9% of the registrant's net sales in fiscal 1996, 1995, and 1994, respectively.

    Since 1975, registrant has been a non-exclusive licensee of professional sports leagues and teams for T-shirts, knit shirts, sweatshirts, and sweaters for boys and men, and since 1990, registrant has been a non-exclusive licensee of various colleges and universities for sweatshirts and knit shirts for boys and men. Sales of such apparel by registrant accounted for approximately 9%, 12%, and 19% of the registrant's net sales in fiscal 1996, 1995, and 1994, respectively. Since 1986, the registrant has been the exclusive licensee of the trademark BOBBIE BROOKS for girls' and women's apparel, and sales of apparel by registrant bearing the BOBBIE BROOKS trademark accounted for approximately 8%, 7%, and 3% of the registrant's net sales in fiscal 1996, 1995, and 1994, respectively. (The registrant also sublicenses the BOBBIE BROOKS trademark to non-affiliates.) Since fiscal 1991, registrant has been a non-exclusive licensee of Disney Enterprises, Inc. for various trademarks and for characters, scenes, and logos from various animated television series and motion pictures for children's apparel, and sales of apparel bearing such trademarks accounted for approximately 9%, 8%, and 11% of registrant's net sales for fiscal 1996, 1995, and 1994, respectively. In 1995, the registrant became the exclusive licensee of the trademark EVERLAST for men's, boys', and girls' activewear. Sales of apparel bearing the EVERLAST trademark commenced in fiscal 1996 and accounted for approximately .3% of registrant's net sales for that fiscal year. Total sales of apparel bearing licensed trademarks and logos, some of which apparel also bears the registrant's trademarks LONG
GONE, TEAM RATED, GLORY DAYS, and G.T.S., accounted for approximately 28%,

27%, and 35% of the registrant's net sales in fiscal 1996, 1995, and 1994, respectively. The terms of the foregoing license agreements range from 1 to 3 years, royalty rates range from 2% to 14% of net sales, each license agreement has a minimum royalty commitment, and certain license agreements impose an advertising commitment. Shortfalls between earned royalties and minimum royalties have not been material. Except for certain license agreements with Disney Enterprises, Inc. for characters, scenes, and logos relating to motion pictures no longer in general release, the registrant, to the extent it desires to do so, will seek to renew each license agreement when it expires upon substantially the same terms.

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

              (c)(vi)  Not applicable.

              (c)(vii) Wal-Mart Stores, Inc. accounted for 66%, 63%, and 62% of the registrant's net sales during fiscal 1996, 1995, and 1994, respectively. During the same periods, J.C. Penney Company, Inc. accounted for 15%, 20%, and 18% of the registrant's net sales. The registrant has had a business relationship with Wal-Mart Stores, Inc. for more than the past 19 years and with J.C. Penney Company, Inc. for more than the past 30 years. However, neither of these relationships involve long-term contractual commitments, and, accordingly, there can be no assurance as to the level of future business with either of these customers. The balance of the registrant's sales are made to approximately 3,800 accounts, none of which is responsible for more than 10% of the registrant's net sales.

              (c)(viii) The registrant has been consistently able to secure substantial orders from its customers to insure that production levels are kept relatively constant throughout the year. As of December 2, 1996, firm backlog orders amounted to $31,600,000, and firm backlog orders as of December 1, 1995, amounted to $37,000,000. Registrant expects that all of its backlog orders at December 2, 1996, will be filled during the 1997 fiscal year. Registrant's firm backlog orders at any given time represent orders taken throughout the year and vary throughout the year. The registrant believes that year to year variations are immaterial to an understanding of its business.

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

              (c)(xii) The registrant's compliance with Federal, state, and local environmental laws and regulations had no material effect upon its capital expenditures, earnings, or competitive position during the fiscal year ended September 30, 1996. The registrant does not anticipate any material capital expenditures for environmental control in either its present or succeeding fiscal years.

              (c)(xiii) The registrant employed approximately 2,500 persons at September 30, 1996.

        (d) Financial information about foreign and domestic operations and export sales.

    The registrant has operated a manufacturing facility in Costa Rica since 1984, and in fiscal 1995, began operating manufacturing facilities in El Salvador, but it was not otherwise engaged in business within any foreign country during the fiscal year ended September 30, 1996.

    During fiscal 1996, 1995, and 1994, export sales by registrant amounted to less than 1% of total sales and are not considered to be significant to an understanding of registrant's business.

    Item 2.   Properties.

                                                                   Expiration
Location       Use                      Sq. Ft.        Estate         Date

--------       ---                      -------        ------      ----------

Adamsville,
Tennessee     Manufacturing            100,000        Fee
              Manufacturing             60,080        Lease          1999(1)

Carthage,
Mississippi   Manufacturing            105,300        Lease          (1)(2)

Church Point,
Louisiana     Manufacturing             73,000        Lease          1999(1)

Clinton,
Kentucky      Manufacturing             52,000        Fee

Corinth,
Mississippi   Manufacturing             76,000        Fee

Eupora,
Mississippi   Manufacturing             96,742        Lease          (1)(3)

Haleyville,
Alabama       Manufacturing             10,000        Fee

Jemison,
Alabama       Manufacturing             20,800        Lease          2001(1)

Kaplan,
Louisiana     Manufacturing             87,900        Lease          (1)(4)
                                        43,900        Fee            (4)

Lambert,
Mississippi   Manufacturing            100,300        Fee            (5)

Marksville,
Louisiana     Manufacturing             75,000        Lease          1999(1)

                                                                   Expiration
Location       Use                      Sq. Ft.        Estate         Date
--------       ---                      -------        ------      ----------

New York,
New York      Showroom
              and Office                38,500        Lease          2011
Ozark,
Arkansas      Manufacturing             75,000        Lease          1997(1)

Philadelphia,
Mississippi   Manufacturing            107,920        Lease          (1)(6)

Rainsville,
Alabama       Manufacturing             53,000        Fee

San Jose,
Costa Rica    Manufacturing             33,258        Fee

San Salvador,
El Salvador   Manufacturing             22,350        Lease          1999(7)

San Salvador,
El Salvador   Manufacturing             41,047        Lease          2000

San Salvador,
El Salvador   Manufacturing             24,200        Lease          2001

Starkville,
Mississippi   Manufacturing
               and Office               90,000        Lease          1998(1)



    (1) The registrant or a wholly-owned subsidiary of the registrant has the option to purchase the facilities and/or to renew each of the current leases for terms which vary between 2 and 68 years.

    (2) One continuous building consisting of a 63,000 square foot section leased to 1999, a 22,500 square foot section leased to 2002, and a 19,800 square foot section leased to 2004.

    (3) One continuous building consisting of a 15,000 square foot section leased to 1999, a 21,000 square foot section leased to 1997, a 41,000 square foot section leased to 1997, and a 19,742 square foot section leased to 2004.

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

    (7) The registrant determined to transfer the operations of its first San Salvador, El Salvador, facility to a new facility, and the first facility was closed in 1996. The carrying value of that facility has been written down to its net realizable value.

    The registrant believes that its facilities are suitable and adequate for its foreseeable needs, and except as otherwise noted, each was fully utilized during fiscal 1996.

    Item 3.   Legal Proceedings.

         None.

    Item 4.   Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                       PART II

    Item 5.   Market for Registrant's Common Equity and Related Stockholder
Matters.

        (a),  (b), and (c) Market information, Holders, and Dividends.

         The registrant's common stock is listed and traded on the American Stock Exchange under the symbol GAN. The high and low sales prices during each quarterly period for fiscal years 1996 and 1995 are set forth in the table below:

                                          Sales Price of Common Stock
                                  ------------------------------------------
                                         1996                  1995
Quarters                            High       Low        High       Low
--------                            ----       ---        ----       ---

First   . . . . . . . . . . . .   $19 3/8    $16 3/8    $18 1/4    $15 1/2

Second  . . . . . . . . .  .  .    17         15 1/8     18         14 7/8

Third   . . . . . . . . . . . .    17 1/2     16 3/8     18 1/4     15 5/8

Fourth  . . . . . . . . . . . .    18         16 3/8     17 3/4     15 7/8


Dividends paid during the last two fiscal years were as follows:

                                      Dividends Paid per Share
Quarters                                1996           1995
--------                                ----           ----

First   -Regular  . . . . . . .        $ .20          $ .20
        -Special  . . . . . . .          .20            .20
Second  -Regular  . . . . . . .          .20            .20
Third   -Regular  . . . . . . .          .20            .20
Fourth  -Regular  . . . . . . .          .20            .20
                                        -----          -----
        Total . . . . . . . . .        $1.00          $1.00
                                        -----          -----
                                        -----          -----



As at December 2, 1996, there were 483 shareholders of record including Cede & Company in its capacity as nominee for the Depository Trust Company.

Item 6.  Selected Financial Data

Five-Year Review
------------------------------------------------------------------------
------------------------------------------------------------------------

                                                        1996          1995          1994          1993          1992
------------------------------------------------------------------------------------------------------------------------

Net Sales                                           $146,491,000  $141,330,000  $173,002,000  $189,581,000  $170,377,000

Cost of Sales                                        114,744,000   111,454,000   131,687,000   134,212,000   122,716,000
------------------------------------------------------------------------------------------------------------------------

Gross Margin on Sales                                 31,747,000    29,876,000    41,315,000    55,369,000    47,661,000

Selling and Administrative Expenses                   22,652,000    23,270,000    27,320,000    29,319,000    25,093,000

Interest on Capitalized Leases                           123,000       141,000       153,000       202,000       250,000

Interest Income                                       (2,426,000)   (2,534,000)   (1,491,000)   (1,592,000)   (2,007,000)
------------------------------------------------------------------------------------------------------------------------

Earnings before Provision for Income Taxes            11,398,000     8,999,000    15,333,000    27,440,000    24,325,000

Provision for Income Taxes                             4,502,000     3,510,000     5,980,000    10,591,000     9,001,000
------------------------------------------------------------------------------------------------------------------------

Net Earnings                                          $6,896,000    $5,489,000    $9,353,000   $16,849,000   $15,324,000
------------------------------------------------------------------------------------------------------------------------

Earnings Per Share                                         $1.36         $1.08         $1.84         $3.32         $3.03

Average Shares Outstanding                             5,070,000     5,070,000     5,070,000     5,068,000     5,058,000

Dividends Paid Per Share                                   $1.00         $1.00         $1.80         $1.80        $1.175
------------------------------------------------------------------------------------------------------------------------

Current Assets                                       $87,365,000   $88,685,000   $98,896,000  $101,847,000   $94,082,000

Current Liabilities                                   17,626,000    20,237,000    18,519,000    21,181,000    20,902,000
------------------------------------------------------------------------------------------------------------------------

Working Capital                                       75,767,000    68,448,000    80,377,000    80,666,000    73,180,000

Working Capital Ratio                                       5.30          4.38          5.34          4.81          4.50
------------------------------------------------------------------------------------------------------------------------

Total Assets                                        $119,547,000  $120,431,000  $118,525,000  $121,791,000  $112,863,000
------------------------------------------------------------------------------------------------------------------------

Long-term Obligations                                 $2,937,000    $3,061,000    $3,620,000    $4,176,000    $4,625,000
------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity                                 $96,141,000   $94,315,000   $93,896,000   $93,669,000   $85,795,000

Common Stock Issued and Outstanding                    5,069,892     5,069,892     5,069,892     5,069,892     5,052,132
------------------------------------------------------------------------------------------------------------------------

NOTE: All share and per share data give effect to the two-for-one stock split on December 7, 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net Sales

    Net sales in fiscal 1996 were $146,491,000, an increase of $5,161,000 over fiscal 1995 net sales of $141,330,000. The increase in fiscal 1996 was primarily a result of an increase in total units shipped.

    Net sales in fiscal 1995 were $141,330,000, a decrease of $31,672,000 from fiscal 1994 net sales of $173,002,000. The sales decreases occurred primarily in the Sports Licensing divisions due to ongoing competitive conditions in the marketplace, in the Disney division as a result of not participating in a film property in 1995, and in the Women's Sweater division, which ceased operations early in fiscal 1995.

Gross Margin

    Gross margin in fiscal 1996 was $31,747,000, or 22% of net sales, as compared to $29,876,000, or 21% of net sales, in fiscal 1995. The increase in gross margin was the result of improved absorption of manufacturing expenses as a result of the volume increase.

    Gross margin for fiscal 1995 was $29,876,000, or 21% of net sales, as compared to $41,315,000, or 24% of net sales, in fiscal 1994. The decline in gross margin from year to year primarily resulted from (a) reduced volume in the Sports Licensing divisions, which historically maintain higher gross margins than the other divisions (the gross margin for the Sports Licensing divisions is higher than for other divisions, but net sales of these divisions are subject to a royalty expense which is included in selling and administrative expenses), which affected product mix, and (b) from customer orders taken at lower margins to maintain market share.

Selling and Administrative Expenses; Interest Income

    Selling and administrative expenses in fiscal 1996 were $22,652,000, or 15% of net sales, as compared to $23,270,000, or 16% of net sales, in fiscal 1995. The decrease, both in absolute dollars and as a percentage of net sales, was the result of reduced general overhead expenses offset by increased advertising in the Everlast division.

    Selling and administrative expenses in fiscal 1995 were $23,270,000, or 16% of net sales, as compared to $27,320,000, or 16% of net sales, in fiscal 1994. The decrease in dollar amount resulted primarily from reduced royalty and commission expenses associated with the reduced sales volume in the Sports Licensing divisions.

Management's Discussion and Analysis
of Financial Condition and Results of Operations (Con't)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Interest income of $2,426,000 in fiscal 1996 decreased slightly from $2,534,000 in fiscal 1995 due to a decline in interest rates on investments.

    Interest income in fiscal 1995 was $2,534,000, an increase from $1,491,000 in the previous year. The increase from 1994 to 1995 was the result of more favorable rates of return throughout the year and higher levels of investments.

Liquidity and Capital Resources

    The Company's financial position remained strong throughout fiscal 1996. At September 30, 1996 working capital was $75,767,000, an increase of $7,319,000 from September 30, 1995 working capital of $68,448,000. As is noted in footnote 1, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS
115), which requires that investments held to maturity be classified based upon contractual maturities. As such, at September 30, 1996, $6,028,000 of investments were reclassified as short-term.

    The Company's primary source of cash during the three years ended September 30, 1996 has been its operating activities. In 1996, 1995, and 1994, operating activities provided $20,453,000, $6,727,000, and $17,113,000, respectively.

    The primary uses of cash during the three year period ended September 30, 1996, have been payment of dividends, additions to property, plant, and equipment, and repayment of capitalized lease obligations.

    In fiscal 1996 the Company continued its year end special dividend payment which it initiated in fiscal 1988.

    At September 30, 1996, shareholders' equity was $96,141,000 or $18.96 per share, up from $94,315,000, or $18.60 per share, at September 30, 1995. At September 30, 1994 shareholders' equity was $93,896,000, or $18.52 per share.

    Management believes that the Company has sufficient working capital to finance its operations and projected growth. There were no short-term borrowings outstanding during fiscal years 1996, 1995 and 1994, and management does not anticipate the need for any such borrowings. If necessary, the Company has the ability to obtain funds from a number of sources to meet its seasonal and long-term requirements.

Item 8. Financial Statements and Supplementary Data.
Consolidated Balance Sheets

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      Assets                        September 30, 1996   September 30, 1995
-------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                            $ 20,587,000         $  8,649,000
  U.S. Government securities--short-term                 12,568,000           20,424,000
  Accounts receivable, less estimated
    uncollectibles:
    1996 and 1995, $514,000                              26,041,000           25,746,000
  Inventories                                            28,639,000           29,454,000
  Other current assets                                    5,558,000            4,412,000
-------------------------------------------------------------------------------------------
      Total Current Assets                               93,393,000           88,685,000
-------------------------------------------------------------------------------------------
U.S. Government Securities--long-term                     7,003,000           12,015,000
Property, Plant and Equipment, net                       14,915,000           15,069,000
Other Assets                                              4,236,000            4,662,000
-------------------------------------------------------------------------------------------
      Total                                            $119,547,000         $120,431,000
-------------------------------------------------------------------------------------------

         Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                     $  4,609,000         $  6,851,000
  Accrued liabilities                                    11,321,000           11,005,000
  Income taxes payable                                    1,572,000            2,227,000
  Current portion of capitalized lease obligations          124,000              154,000
-------------------------------------------------------------------------------------------
      Total Current Liabilities                          17,626,000           20,237,000
-------------------------------------------------------------------------------------------
Capitalized Lease Obligations, net of current
portion                                                   2,937,000            3,061,000
-------------------------------------------------------------------------------------------
Deferred Income Taxes                                     2,843,000            2,818,000
-------------------------------------------------------------------------------------------
Shareholders' Equity:
  Preferred stock ($10 par value), 500,000 shares
    authorized; none issued
  Common stock (no par value), 15,000,000 shares
    authorized; shares issued: 5,069,892 at 1996
    and 1995                                              2,535,000            2,535,000
  Additional paid-in capital                              5,821,000            5,821,000
  Retained earnings                                      87,785,000           85,959,000
-------------------------------------------------------------------------------------------
      Total Shareholders' Equity                         96,141,000           94,315,000
-------------------------------------------------------------------------------------------
      Total                                            $119,547,000         $120,431,000
-------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Consolidated Statements of Earnings

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                           Years Ended September 30,
                                                    ----------------------------------------
                                                        1996          1995          1994
--------------------------------------------------------------------------------------------
Net Sales                                           $146,491,000  $141,330,000  $173,002,000
  Cost of sales                                      114,744,000   111,454,000   131,687,000
--------------------------------------------------------------------------------------------
  Gross margin on sales                               31,747,000    29,876,000    41,315,000
  Selling and administrative expenses                 22,652,000    23,270,000    27,320,000
  Interest on capitalized leases                         123,000       141,000       153,000
  Interest income                                     (2,426,000)   (2,534,000)   (1,491,000)
--------------------------------------------------------------------------------------------
  Earnings before provision for income taxes          11,398,000     8,999,000    15,333,000
  Provision for income taxes                           4,502,000     3,510,000     5,980,000
--------------------------------------------------------------------------------------------
Net Earnings                                        $  6,896,000  $  5,489,000  $  9,353,000
--------------------------------------------------------------------------------------------
  Earnings per share                                $       1.36  $       1.08  $       1.84
  Average shares outstanding                           5,070,000     5,070,000     5,070,000
--------------------------------------------------------------------------------------------

Consolidated Statements of Shareholders' Equity

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                      Additional
                                            Common     Paid-in     Retained
Years Ended 1994, 1995 and 1996             Stock      Capital     Earnings       Total
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Balance at September 30, 1993             $2,535,000  $5,821,000  $85,313,000  $93,669,000
------------------------------------------------------------------------------------------
  Net earnings                                                      9,353,000    9,353,000
  Dividends paid--$1.80 per share                                  (9,126,000)  (9,126,000)
------------------------------------------------------------------------------------------
Balance at September 30, 1994             $2,535,000  $5,821,000  $85,540,000  $93,896,000
------------------------------------------------------------------------------------------
  Net earnings                                                      5,489,000    5,489,000
  Dividends paid--$1.00 per share                                  (5,070,000)  (5,070,000)
------------------------------------------------------------------------------------------
Balance at September 30, 1995             $2,535,000  $5,821,000  $85,959,000  $94,315,000
------------------------------------------------------------------------------------------
  Net earnings                                                      6,896,000    6,896,000
  Dividends paid--$1.00 per share                                  (5,070,000)  (5,070,000)
------------------------------------------------------------------------------------------
Balance at September 30, 1996             $2,535,000  $5,821,000  $87,785,000  $96,141,000
------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                      Years Ended September 30,
                                                --------------------------------------
                                                   1996          1995          1994
---------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net earnings                                 $  6,896,000  $  5,489,000  $  9,353,000
  Adjustments to reconcile net earnings to
    net
    cash flows from operating activities:
    Depreciation and amortization                 3,426,000     3,591,000     3,647,000
    Provision for losses on accounts
    receivable                                       43,000       112,000       170,000
    Deferred income taxes                            25,000      (537,000)      480,000
    Changes in assets and liabilities:
       U.S. Government Securities--short-term    12,887,000   (14,880,000)
       Accounts receivable                         (338,000)   13,849,000     1,443,000
       Inventories                                  815,000    (1,573,000)    5,992,000
       Other current assets                      (1,146,000)     (514,000)      208,000
       Accounts payable                          (2,242,000)      305,000       (71,000)
       Accrued liabilities                          316,000        (4,000)   (1,113,000)
       Income taxes payable                        (655,000)    1,466,000    (1,710,000)
       Other assets                                 426,000      (577,000)   (1,286,000)
---------------------------------------------------------------------------------------
      Net Cash Flows From Operating
      Activities                                 20,453,000     6,727,000    17,113,000
---------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Sale of U.S. Government
    Securities--long-term                           997,000     3,000,000    25,924,000
  Purchase of U.S. Government
    Securities--long-term                        (1,016,000)                (27,149,000)
  Additions to property, plant and equipment     (3,557,000)   (3,284,000)   (2,535,000)
  Proceeds from sales of property, plant and
    equipment                                       285,000       168,000       489,000
---------------------------------------------------------------------------------------
      Net Cash Flows From Investing
      Activities                                 (3,291,000)     (116,000)   (3,271,000)
---------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Payment of dividends                           (5,070,000)   (5,070,000)   (9,126,000)
  Repayment of capitalized lease obligations       (154,000)     (556,000)     (854,000)
---------------------------------------------------------------------------------------
      Net Cash Flows From Financing
      Activities                                 (5,224,000)   (5,626,000)   (9,980,000)
---------------------------------------------------------------------------------------
Increase in Cash                                 11,938,000       985,000     3,862,000
---------------------------------------------------------------------------------------
Cash and Cash Equivalents At Beginning of
Year                                              8,649,000     7,664,000     3,802,000
---------------------------------------------------------------------------------------
Cash and Cash Equivalents At End of Year       $ 20,587,000  $  8,649,000  $  7,664,000
---------------------------------------------------------------------------------------
Supplemental Disclosures
  Cash Paid During The Year For:
    Interest                                   $    123,000  $    141,000  $    153,000
    Income taxes                                  5,120,000     2,167,000     7,211,000
---------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Notes to Consolidated Financial Statements
-----------------------------------------------------------
-----------------------------------------------------------

Note 1--Summary of Significant Accounting Policies

a.PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation.

b.USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

c.REVENUE RECOGNITION

Sales are recognized upon shipment of merchandise. The Company does not provide for allowances or return of goods except for cause. When an allowance or return occurs, it is accounted for as a reduction of sales. Sales allowances are not significant to the operations of the Company.

d.INVENTORIES

Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market.

e.PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Depreciation and amortization for financial accounting purposes are provided by using the straight line method over the estimated useful lives of the assets.

Leases of manufacturing facilities which are in substance financing arrangements have been capitalized, with the corresponding liability included in capitalized lease obligations.

f.INCOME TAXES

Deferred income taxes are provided to reflect the tax effect of timing differences in reporting income and deductions for tax and financial statement purposes under SFAS 109 which provides for accounting for deferred income taxes using the liability method.

g.EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the year.

h.CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

i.INVESTMENTS

Financial instruments, which potentially subject the Company to concentration of risk, consist of cash and investments. The Company places its investments in US Treasury obligations which limits the amount of credit exposure.

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

-----------------------------------------------------------
-----------------------------------------------------------

Note 2--Investments

Investments in the trading category amounted to $6,540,000 at September 30, 1996 and consisted of U.S. Treasury Bills maturing from November 1996 through December 1996. Gross unrealized holding gains at September 30, 1996 were approximately $43,000.

Investments in the held-to-maturity category amounted to $13,031,000 at September 30, 1996 and consisted of U.S. Treasury Notes with contractual maturities as follows:

1997 (included in U.S. Government securities --
  short-term)............................................  $  6,028,000
1998.....................................................     6,051,000
1999.....................................................       952,000
                                                           ------------
                                                           $ 13,031,000
                                                           ------------
                                                           ------------

The estimated fair value of investments approximates the amortized cost, and, therefore, there are no unrealized gains or losses as at September 30, 1996.

Note 3--Inventories

INVENTORIES CONSIST OF THE FOLLOWING:

                                                           1996         1995
                                                        -----------  -----------
Raw materials.........................................  $ 3,115,000  $ 5,135,000
Work in process.......................................    6,837,000    9,374,000
Finished goods........................................   18,687,000   14,945,000
                                                        -----------  -----------
                                                        $28,639,000  $29,454,000
                                                        -----------  -----------
                                                        -----------  -----------

Note 4--Property, Plant and Equipment

PROPERTY, PLANT AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                                           1996         1995
                                                        -----------  -----------
Capitalized leased manufacturing plants...............  $11,545,000  $12,626,000
Machinery and equipment...............................   16,075,000   14,711,000
Leasehold improvements................................    3,753,000    3,689,000
Transportation equipment..............................    1,882,000    1,788,000
                                                        -----------  -----------
                                                         33,255,000   32,814,000
Less accumulated depreciation and amortization........   18,340,000   17,745,000
                                                        -----------  -----------
                                                        $14,915,000  $15,069,000
                                                        -----------  -----------
                                                        -----------  -----------

The net book value of the capitalized leased manufacturing plants was $4,025,000 at September 30, 1996 and $4,716,000 at September 30, 1995.

Note 5--Capitalized Leases

Substantially all of the Company's leases of manufacturing facilities have been capitalized. Future minimum lease payments of principal and interest under leases capitalized at September 30, 1996 are as follows:

1997......................................................  $    227,000
1998......................................................       226,000
1999......................................................       262,000
2000......................................................       165,000
2001......................................................       367,000
Later years...............................................     2,731,000
                                                            ------------
                                                               3,978,000
Less interest--4.0% to 8.0%...............................      (917,000)
                                                            ------------
Total minimum lease payments..............................     3,061,000
Less amounts due within one year..........................      (124,000)
                                                            ------------
                                                            $  2,937,000
                                                            ------------
                                                            ------------

-----------------------------------------------------------
-----------------------------------------------------------

Note 6--Income Taxes

The difference between the total statutory Federal income tax and the actual income tax expense is accounted for as follows:

                                                         1996                       1995                       1994
                                               -------------------------  -------------------------  -------------------------

                                                            Percent of                 Percent of                 Percent of
                                                              Pre-Tax                    Pre-Tax                    Pre-Tax
                                                 Amount      Earnings       Amount      Earnings       Amount      Earnings
                                               -------------------------  -------------------------  -------------------------
Federal statutory tax expense................  $3,989,000         35.0%   $3,150,000         35.0%   $5,367,000         35.0%
State and local income tax expense, net of
Federal income tax benefit...................     513,000          4.5       360,000          4.0       613,000          4.0
                                               ----------        ---      ----------        ---      ----------        ---
Income tax expense...........................  $4,502,000         39.5%   $3,510,000         39.0%   $5,980,000         39.0%
                                               ----------        ---      ----------        ---      ----------        ---
                                               ----------        ---      ----------        ---      ----------        ---

Income tax expense consists of the following components:

                                                   1996        1995        1994
                                                ----------  ----------  ----------
Current.......................................  $4,477,000  $4,047,000  $5,500,000
Deferred......................................      25,000    (537,000)    480,000
                                                ----------  ----------  ----------
                                                $4,502,000  $3,510,000  $5,980,000
                                                ----------  ----------  ----------
                                                ----------  ----------  ----------

Deferred income taxes are provided to reflect the tax effect of timing differences in reporting income and deductions for tax and financial statement purposes, principally depreciation, pension, employee benefits, deferred compensation and inventory.

Included in Other Current Assets at September 30, 1996 and 1995 is $1,504,000 and $1,478,000, respectively, of current deferred income tax debits, and included in Income Taxes Payable at September 30, 1996 and 1995 is $506,000 and $863,000, respectively, of current deferred income tax credits.

Note 7--Commitments

The Company is obligated under certain long-term leases which do not meet the criteria for capitalization. The annual minimum rental commitments (excluding escalation) of these leases are:

1997.......................................................   $1,225,000
1998.......................................................    1,225,000
1999.......................................................    1,225,000
2000.......................................................    1,153,000
2001.......................................................    1,153,000
2002-2005..................................................    3,392,000

Total rental expense charged to operations in 1996, 1995 and 1994 amounted to $1,501,000, $2,474,000, and $2,421,000, respectively.

The Company is obligated under various licensing agreements for annual minimum royalty expense commitments, amounting to approximately $1,800,000, $1,400,000 and $200,000 for 1997, 1998 and 1999, respectively.

Total royalty expense charged to operations in 1996, 1995 and 1994 amounted to $3,433,000, $3,336,000, and $5,309,000, respectively.

Note 8--Stock Option Plan

In 1989, the Company adopted a plan for granting stock options to employees to purchase common stock at a price equal to its fair market value at the respective date of grant. Options expire five years after the respective date of grant.

For the years ended September 30, 1994, 1995 and 1996, there were 200,000 options available for grant, and there were no unexercised options for these respective periods.

-----------------------------------------------------------
-----------------------------------------------------------

Note 9--Pension and Retirement Plans

The Company contributes to defined benefit pension plans which cover all eligible employees. Pension costs are generally funded currently. Pension expense amounted to $606,385 in 1996, $391,055 in 1995 and $549,587 in 1994. Net
pension costs under FASB No. 87 included the following components:

                                               1996          1995          1994
                                           ------------  ------------  ------------
Service cost-benefits earned during the
 period..................................  $   626,204   $   562,230   $   620,643
Interest cost on projected benefit
 obligation..............................    1,072,436       980,101     1,056,531
Actual return on plan assets loss
 (gain)..................................   (1,711,145)   (1,797,953)      253,612
Net amortization and deferral............      398,651       640,469    (1,381,199)
                                           ------------  ------------  ------------
Net periodic pension cost before
 settlement..............................      386,146       384,847       549,587
Settlement gain..........................      220,239         6,208
                                           ------------  ------------  ------------
Net periodic pension cost after
 settlement..............................  $   606,385   $   391,055   $   549,587
                                           ------------  ------------  ------------
                                           ------------  ------------  ------------

The following table sets forth the funded status for the Company's defined benefit pension plans:

                                                            1996          1995
                                                        ------------  ------------
Actuarial present value of benefit obligation
  Vested benefit obligation...........................  $(11,947,688) $(11,651,126)
  Nonvested benefit obligation........................      (431,473)     (465,500)
                                                        ------------  ------------
  Accumulated benefit obligation......................   (12,379,161)  (12,116,626)
  Excess of projected benefit obligation over
   accumulated benefit obligation.....................    (1,276,116)   (1,409,543)
                                                        ------------  ------------
  Projected benefit obligation........................   (13,655,277)  (13,526,169)
  Actual plan assets at fair value....................    17,131,256    15,774,026
                                                        ------------  ------------
  Projected benefit obligation less than plan
   assets.............................................     3,475,979     2,247,857
  Unrecognized net (gain).............................      (793,060)     (105,711)
  Unrecognized prior service cost.....................       455,558       535,719
  Unrecognized net transition obligation at September
   30,................................................       629,800       655,568
                                                        ------------  ------------
  Prepaid pension cost at September 30,...............  $  3,768,277  $  3,333,433
                                                        ------------  ------------
                                                        ------------  ------------

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the Company's plans was 8.0% in 1996, 7.0% in 1995 and 7.5% in 1994. The expected long-term rate of return on assets used for the Company's plans was 9.5% in 1996 and 7.5% in 1995 and 9.5% in 1994.

The Board of Directors adopted on April 1, 1989 a Supplemental Executive Retirement Plan for certain executive employees to restore pension benefits which have been reduced by legislative action. The Company purchases annuity contracts to fund its obligation for the four participants (three officers-directors and one employee-director of the Company) under such plan and reimburses the participants for the current tax recognition resulting from such purchases. The respective costs are being amortized over the remaining estimated employment lives of the participants. The 1996, 1995 and 1994 expense for such plan was $705,000, $705,000 and $736,000, respectively.

The Board of Directors adopted on January 1, 1995, a Supplemental Benefit Restoration Plan for certain employees not covered by the Supplemental Executive Retirement Plan to restore certain pension benefits which have been reduced by legislative action. The Company is currently funding its obligations to the five participants, and the 1996 and 1995 expense for such plan was $68,000 and $75,000, respectively.

Note 10--Major Customers

The Company operates within one industry segment - the manufacture of apparel. The Company performs ongoing credit evaluations of its customers and generally does not require collateral or

-----------------------------------------------------------
-----------------------------------------------------------
other security to support customer receivables. Sales to one national retail chain accounted for approximately 66% of the Company's net sales in 1996, 63% in 1995 and 62% in 1994. Another national retail chain accounted for approximately 15%, 20% and 18% of the Company's net sales in 1996, 1995 and 1994, respectively. No other customer accounted for more than 10% of the Company's net sales in each of the three years ended 1996. The Company routinely assesses the financial strength of its customers and, as a consequence, management believes that its trade receivable credit risk exposure is limited. Historically, the Company has not experienced significant losses related to receivables.

Note 11--Shareholders' Equity

Pursuant to the Company's Rights Plan, each shareholder holds one right for each share of common stock, and in the event any person acquires 20% of the Company's common stock, each right will give the holder the option to purchase one share of the Company's common stock for $90, subject to adjustment. The rights expire May 16, 2003, and may be redeemed by the Company for $.01 per right. As of September 30, 1995, 5,069,892 shares of the Company's common stock were reserved for issuance under the Company's Rights Plan.

Note 12--Employment Agreements

The Company maintains employment agreements with four directors, three of whom are also officers of the Company. The employment agreements contain change in control provisions that would entitle each of the four directors to receive up to 2.99 times his five year average annual salary plus continuation of certain benefits if there is a change in control in the Company (as defined) and a termination of his employment. The maximum contingent liability under these agreements in such event is approximately $6,500,000. The employment agreements also provide for severance benefits, disability and death benefits and, as to one officer-director, consulting services under certain circumstances.

Note 13--Quarterly Financial Data (Unaudited)

Financial data for the interim periods of 1996 and 1995 were as follows:

Fiscal Year 1996                                   Net        Gross         Net       Earnings
Quarters                                          Sales      Margins     Earnings     Per Share
----------------------------------------------  ---------  -----------  -----------  -----------
                                                    (In thousands, except per share amounts)
First.........................................  $  33,024   $   6,474    $   1,341    $     .26
Second........................................     26,882       5,975        1,002          .20
Third.........................................     37,218       9,133        2,067          .41
Fourth........................................     49,367      10,165        2,486          .49
                                                ---------  -----------  -----------  -----------
   Total......................................  $ 146,491   $  31,747    $   6,896    $    1.36
                                                ---------  -----------  -----------  -----------
                                                ---------  -----------  -----------  -----------

Fiscal Year 1995
Quarters
----------------------------------------------
First.........................................  $  38,668   $   7,404    $   1,122    $     .22
Second........................................     28,380       6,588        1,052          .21
Third.........................................     33,040       7,092        1,404          .28
Fourth........................................     41,242       8,792        1,911          .37
                                                ---------  -----------  -----------  -----------
   Total......................................  $ 141,330   $  29,876    $   5,489    $    1.08
                                                ---------  -----------  -----------  -----------
                                                ---------  -----------  -----------  -----------

Independent Auditors' Report
-----------------------------------------------------------
-----------------------------------------------------------

Board of Directors and Shareholders
Garan, Incorporated

We have audited the accompanying consolidated balance sheets of Garan, Incorporated and its subsidiaries as at September 30, 1996 and 1995 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the consolidated financial position of Garan, Incorporated and its subsidiaries as at September 30, 1996 and 1995, and the results of consolidated operations, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

                                    Robbins, Greene, Horowitz, Lester & Co., LLP

New York, New York
November 15, 1996

                                       PART III


    Item 10.  Directors and Executive Officers of the Registrant.

    The information required to be set forth in this Item will be contained in registrant's 1997 Proxy Statement under the caption "Election of Directors" and is incorporated by reference into this Report.

    Item 11.  Executive Compensation.

    The information required to be set forth in this Item will be contained in registrant's 1997 Proxy Statement under the caption "Executive Compensation" and is incorporated by reference into this Report.

    Item 12.  Security Ownership of Certain Beneficial Owners and Management.


    The information required to be set forth in this Item will be contained in registrant's 1997 Proxy Statement under the caption "Election of Directors; Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference into this Report.

    Item 13.  Certain Relationships and Related Transactions.

         The information required to be set forth in this Item will be contained in registrant's 1997 Proxy Statement under the caption "Transactions with Management" and is incorporated by reference into this Report.

                                       PART IV

    Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


        (a) Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules.

                                                                          Page
                                                                          ----

      (1)
            Consolidated Financial Statements.

            Included in Part II, Item 8 of this
Report:

            Consolidated Balance Sheets as at                             17
September 30, 1996, and September 30, 1995.

            Consolidated Statements of Earnings -                         18
years ended September 30, 1996, September 30, 1995, and
September 30, 1994.

            Consolidated Statements of Shareholders'                      18
Equity - years ended September 30, 1996, September 30, 1995, and September 30, 1994.

            Consolidated Statements of Cash Flows -                       19
years ended September 30, 1996, September 30, 1995, and September 30, 1994.

            Notes to Consolidated Financial Statements                    20-24
for the years ended September 30, 1996, September 30, 1995, and September 30, 1994.

                                                                           Page
                                                                           ----

            Independent Auditors' Report dated                            25
November 15, 1996.


    (2)     Consolidated Financial Statement Schedules.


            Independent Auditors' Report on Schedules
dated November 15, 1996, and Consent of Independent Certified
Public Accountants dated December 23, 1996.                               F-1

            Supplemental Notes to Consolidated Finan-
cial Statements for the years ended September 30, 1996,
September 30, 1995, and September 30, 1994.                               F-2

Schedules other than those listed above are omitted for the reason that they are not required, are not applicable, or the required information is shown in the Consolidated Financial
Statements or Notes thereto.

            Individual financial statements of the
registrant and its subsidiaries are omitted because all subsidi-aries included in the Consolidated Financial Statements are 100% owned.

            (b) No reports on Form 8-K have been filed by the registrant during the last quarter of the period covered by this Report.

                                                                           Page
                                                                           ----

    (c)     Exhibits filed as part of this Report.



            (3)   Articles of Incorporation and by-laws.

                   (i) Restated Articles of Incorporation was reported and filed as an exhibit in the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988, and is in-corporated by reference into this report.

                   (ii) Articles of Amendment of the Restated Articles of Incorporation was reported and filed as an exhibit in the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988, and is incorporated by reference into this report.

                   (iii) Articles of Amendment of the Restated Articles of Incorporation dated November 9, 1992, was reported and filed as an Exhibit in the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, and is incorporated by reference into this report.

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

                                                                           Page
                                                                           ----


            (10) Material Contracts.

                   (i) Employment Agreement as amended and restated on December 4, 1992,between the registrant and Rodney Faver, was reported and filed as an Exhibit in the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, and is incorporated by reference into this report.

                   (ii) Amendment to Employment Agreement dated November 15, 1995, between the registrant and Rodney Faver was reported and filed as an Exhibit in the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, and is incorporated by reference into this report.

                   (iii) Employment Agreement as amended and restated on December 4, 1992, between the registrant and Jerald Kamiel, was reported and filed as an Exhibit in the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, and is incorporated by reference into this report.

                   (iv) Employment and Consulting Agreement as amended and restated on December 4, 1992, between the registrant and Seymour Lichtenstein, was reported and filed as an Exhibit in the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992 and is incorporated by reference into this report.

                   (v) Employment Agreement as amended and restated on December 4, 1992, between the registrant and William J. Wilson, was reported and filed as an Exhibit in the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, and is incorporated by reference into this report.

                   (vi) Supplemental Executive Retirement Plan, effective April 1, 1989, was reported and filed as an exhibit in the
            registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1989, and is incorporated by reference into this report.

                   (vii) Form of Indemnity Agreement dated August 9, 1993, between the registrant and each of its directors was reported and filed as an exhibit in the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, and is incorporated by reference into this report.

                   (viii) Indemnity Agreement dated August 9, 1993, between the registrant and Alexander J. Sistarenik was reported and filed as an exhibit in the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, and is incorporated by reference into this report.


            (21) Schedule of Subsidiaries of registrant.                  33

            (27) Financial Data Schedule.                                 34

    (d) The Consolidated Financial Statement Schedules Specified in Item 14(a)(2) are annexed.

                      INDEPENDENT AUDITORS' REPORT ON SCHEDULES



Board of Directors
 and Shareholders
Garan, Incorporated

    In connection with our audit of the Consolidated Financial Statements of Garan, Incorporated for the year ended September 30, 1996, incorporated into this Annual Report on Form 10-K in Part II, Item 8, we also have audited the supporting Consolidated Financial Statement Schedules listed in Item 14(a)(2) of this Report. In our opinion, those Consolidated Financial Statement Schedules present fairly, when read in conjunction with the related Consolidated Financial Statements, the financial data required to be set forth therein.


                     ROBBINS, GREENE, HOROWITZ, LESTER & CO., LLP


November 15, 1996
New York, New York





                 CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


    As independent certified public accountants, we hereby consent to the incorporation of our report dated November 15, 1996 included in, or incorporated by reference in, Registration Statement Nos. 2-72544 and 33-29054 on Form S-8 and the related Prospectuses.


                     ROBBINS, GREENE, HOROWITZ, LESTER & CO., LLP


December 23, 1996
New York, New York

                         GARAN, INCORPORATED AND SUBSIDIARIES

               SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 15 - INTEREST INCOME

          Interest income is comprised of the following components:


                                 1996             1995             1994
                                 ----             ----             ----

          Investments         $1,999,000       $2,155,000       $1,066,000

          Other                  427,000          379,000          425,000
                               ---------        ---------        ---------

                              $2,426,000       $2,534,000       $1,491,000
                               ---------        ---------        ---------
                               ---------        ---------        ---------


Note 16 - ACCRUED LIABILITIES

          Accrued liabilities as at September 30, 1996 and September 30, 1995 consist of the following:


                                 1996            1995
                                 ----            ----

          Payroll            $ 3,236,000      $ 2,663,000

          Payroll Taxes          132,000           67,000

          Accrued Expenses     7,953,000        8,275,000

                              ----------      ----------

                             $11,321,000     $11,005,000
                              ----------      ----------
                              ----------      ----------

                                      SIGNATURES


    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GARAN, INCORPORATED


December 23, 1996                   By: /s/ William J. Wilson
                                        ----------------------------------------
                                       William J. Wilson, Vice President
                                       Finance and Administration


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


December 23, 1996                      /s/Seymour Lichtenstein
                                        ----------------------------------------
                                       Seymour Lichtenstein
                                       Principal Executive Officer, Director



December 23, 1996                      /s/William J. Wilson
                                        ----------------------------------------
                                       William J. Wilson
                                       Principal Financial Officer, Director



December 23, 1996                      /s/Alexander J. Sistarenik
                                        ----------------------------------------
                                       Alexander J. Sistarenik,
                                       Principal Accounting Officer



December 23, 1996                      /s/Rodney Faver
                                        ----------------------------------------
                                       Rodney Faver, Director





December 23, 1996                      /s/Jerald Kamiel
                                        ----------------------------------------
                                       Jerald Kamiel, Director



December 23, 1996                      /s/Marvin S. Robinson
                                        ----------------------------------------
                                       Marvin S. Robinson, Director