Form 10-Q
period 1996-12-31
GARAN INC
filed 1997-02-14
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended December 31, 1996      Commission File No 1-4506

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

Class                                   Outstanding December 31, 1996

Common Stock (no par value)               5,069,892 shares

                        PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                THREE MONTHS ENDED
                                              12/31/96        12/31/95
                                            ____________    _____________
Net sales                                   $ 30,993,000    $ 33,024,000

Cost of sales                                 23,911,000      26,550,000
                                            ____________    ____________

   Gross margin on sales                       7,082,000       6,474,000


Selling and administrative expenses            5,376,000       4,883,000

Interest on capitalized leases                    25,000          30,000

Interest income                                 (695,000)       (658,000)
                                             ___________     ___________
    Earnings before provision
        for income taxes                       2,376,000       2,219,000

Provision for income taxes                       939,000         878,000
                                             ___________     ___________

Net earnings                                $  1,437,000    $  1,341,000
                                             ===========     ===========

Earnings per share data:

    Earnings per share                      $       0.28    $       0.26

    Average common shares outstanding          5,070,000       5,070,000

Dividends paid per share                    $       0.40    $       0.40

                     GARAN, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                              12/31/96         9/30/96
                                             ____________    _____________
ASSETS
Current Assets:
   Cash and cash equivalents                $  12,624,000   $  20,587,000
   U.S. Government securities - short-term      8,953,000      12,568,000
   Accounts receivable, less estimated
     uncollectibles of $511,000 at
     12/31/96 and $514,000 at 9/30/96          14,962,000      26,041,000
   Inventories                                 32,886,000      28,639,000
   Other current assets                         5,343,000       5,558,000
                                             ____________    ____________
     Total current assets                      74,768,000      93,393,000

U.S. Government Securities - long-term         20,870,000       7,003,000
Property, plant and equipment, less
  accumulated depreciation and amortization    14,331,000      14,915,000
Other assets                                    4,631,000       4,236,000
                                            _____________   _____________
     TOTAL                                  $ 114,600,000   $ 119,547,000
                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $   3,502,000   $   4,609,000
   Accrued liabilities                          8,819,000      11,321,000
   Federal and state income taxes payable         819,000       1,572,000
   Current portion of capitalized leases          124,000         124,000
                                            _____________     ___________
     Total current liabilities                 13,264,000      17,626,000
                                            _____________     ___________
Capitalized lease obligations, net of
 current portion                                2,913,000       2,937,000

Deferred income taxes                           2,873,000       2,843,000
                                            _____________     ___________
Shareholders' Equity:
   Preferred stock ($10 par value) 500,000
     shares authorized; none issued
  Common stock (no par value) 15,000,000
     shares authorized; 5,069,892 issued at
     12/31/96 and 9/30/96                       2,535,000       2,535,000
  Additional paid-in-capital                    5,821,000       5,821,000
  Retained earnings                            87,194,000      87,785,000
                                            _____________     ___________
    Total shareholders' equity                 95,550,000      96,141,000
                                            _____________     ___________
    TOTAL                                   $ 114,600,000   $ 119,547,000
                                             ============    ============


                    GARAN, INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                 THREE MONTHS ENDED
                                              12/31/96        12/31/95
                                            ____________    _____________
Cash Flows From Operating Activities:
  Net earnings                              $   1,437,000   $   1,341,000
  Non cash items included in earnings:
    Depreciation and amortization                 857,000         881,000
    Provision for losses on accounts receivable    11,000           4,000
    Deferred income taxes                          30,000          20,000
  Changes in assets and liabilities:
    U.S. Government Securities - short-term     1,583,000         735,000
    Accounts receivable                        11,068,000       9,156,000
    Inventories                                (4,247,000)       (326,000)
    Other current assets                          215,000      (1,824,000)
    Accounts payable                           (1,107,000)     (2,992,000)
    Accrued liabilities                        (2,502,000)     (2,341,000)
    Income taxes payable                         (753,000)         50,000
    Other assets                                 (395,000)       (147,000)
                                             _____________   _____________
  Net Cash Flows From Operating Activities      6,197,000       4,557,000

Cash Flows From Investing Activities:
  Sale of U.S. Gov't securities - long-term     3,037,000               0
  Purchase of U.S. Gov't securi-
     ties - long-term                         (14,872,000)              0
  Additions to property plant and equipment      (323,000)       (596,000)
  Proceeds from sales of property,
    plant and equipment                            50,000               0
                                             _____________   _____________
  Net Cash Flows From Investing Activities    (12,108,000)       (596,000)

Cash Flows From Financing Activities:
  Payment of dividends                         (2,028,000)     (2,028,000)
  Repayment of capitalized lease obligations      (24,000)        (23,000)
                                             _____________   _____________
    Net Cash Flows From Financing Activities   (2,052,000)     (2,051,000)
                                             _____________   _____________
Increase in Cash and Cash Equivalents          (7,963,000)      1,910,000

Cash and Cash Equivalents At Beginning
  of Period                                    20,587,000       8,649,000
                                             _____________   _____________
Cash and Cash Equivalents At End of Period  $  12,624,000   $  10,559,000
                                             ============    ============
Supplemental Disclosures
  Cash Paid During The Period For:
    Interest                                $      25,000   $      30,000
    Income taxes                                1,691,000       1,157,000

                     GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                (UNAUDITED)

1. In the opinion of management, all adjustments necessary to a fair statement of the results of operations have been reflected.

2. Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period.

3.  Inventories consist of the following:

                                              12/31/96        09/30/96
                                            ____________    _____________
Raw Materials                               $  5,188,000    $   3,115,000

Work in process                                6,752,000        6,837,000

Finished Goods                                20,946,000       18,687,000
                                             ___________     ____________
                                            $ 32,886,000    $  28,639,000
                                             ===========     ============

ITEM 2.
                    GARAN, INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At December 31, 1996, working capital was $61,504,000, a decrease of $14,263,000 from September 30, 1996, working capital of $75,767,000. The decrease was primarily a result of the $13,867,000 additional investment in long-term U.S. Government Securities, which are not included in working capital. Shareholders' equity at December 31, 1996, was $95,550,000, or $18.84 book value per share, as compared to $96,141,000, or $18.96 book value per share, at September 30, 1996. The decrease in book value resulted from the payment in November, 1996 of the 1996 fiscal year-end special dividend and the first fiscal 1997 regular quarterly dividend.

RESULTS OF OPERATIONS

Three Month Periods Ended December 31, 1996, and December 31, 1995.

Net sales for the three month period ended December 31, 1996, were $30,993,000 compared to $33,024,000, for the same period last year. Net earnings for the three month period were $1,437,000, equal to $0.28 per share, compared to $1,341,000, or $0.26 per share, last year. The decrease in net sales for the quarter was the result of a decline in unit selling prices and fewer units shipped.

Gross margin for the three months ended December 31, 1996, was $7,082,000, or 22.9% of net sales, compared to $6,474,000, or 19.6% of net sales, for the comparable period last year. The increase in gross margin was due primarily to improvements in manufacturing efficiency and absorption of overhead.

Selling and administrative expenses for the three months ended
December 31, 1996, were $5,376,000, or 17.4% of net sales, as compared to $4,883,000, or 14.8% of net sales, for the comparable period last year. The increase in selling and administrative expenses was a result of increases in data processing and royalty expenses. The increase in data processing expenses resulted from the costs related to improvements to internal operating systems and implementation of vendor-managed programs.

                        PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended December 31, 1996.

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


DATE: February 14, 1997