Form 10-Q
period 1997-03-31
GARAN INC
filed 1997-05-14
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 1997      Commission File No 1-4506

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

Class                                   Outstanding March 31, 1997

Common Stock (no par value)               5,069,892 shares

                        PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                THREE MONTHS ENDED
                                                03/31/97        03/31/96
                                            ____________    _____________
Net sales                                   $ 37,611,000    $ 26,882,000

Cost of sales                                 28,458,000      20,907,000
                                            ____________    ____________

   Gross margin on sales                       9,153,000       5,975,000


Selling and administrative expenses            5,597,000       4,951,000

Interest on capitalized leases                    27,000          29,000

Interest income                                 (689,000)       (658,000)
                                             ___________     ___________
    Earnings before provision
        for income taxes                       4,218,000       1,653,000

Provision for income taxes                     1,677,000         651,000
                                             ___________     ___________

Net earnings                                $ 2,541,000     $  1,002,000
                                             ===========      ===========

Earnings per share data:

    Earnings per share                      $       0.50    $       0.20

    Average common shares outstanding          5,070,000       5,070,000

Dividends paid per share                    $       0.20    $       0.20

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                  SIX MONTHS ENDED
                                                03/31/97        03/31/96
                                            ____________    _____________
Net sales                                   $ 68,604,000    $ 59,906,000

Cost of sales                                 52,369,000      47,457,000
                                            ____________    ____________

   Gross margin on sales                      16,235,000      12,449,000


Selling and administrative expenses           10,973,000       9,834,000

Interest on capitalized leases                    52,000          59,000
Interest income                               (1,384,000)     (1,316,000)
                                             ___________     ___________
    Earnings before provision
        for income taxes                       6,594,000       3,872,000

Provision for income taxes                     2,616,000       1,529,000
                                             ___________     ___________

Net earnings                                $  3,978,000     $ 2,343,000
                                             ===========      ===========

Earnings per share data:

    Earnings per share                      $       0.78    $       0.46

    Average common shares outstanding          5,070,000       5,070,000

Dividends paid per share                    $       0.60    $       0.60

                     GARAN, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                             03/31/97         9/30/96
                                             ____________   _____________
ASSETS
Current Assets:
   Cash and cash equivalents                $  10,577,000   $  20,587,000
   U.S. Government securities - short-term     12,731,000      12,568,000
   Accounts receivable, less estimated
     uncollectibles of $508,000 at
     03/31/97 and $514,000 at 9/30/96          23,405,000      26,041,000
   Inventories                                 31,756,000      28,639,000
   Other current assets                         4,787,000       5,558,000
     Total current assets                      83,256,000      93,393,000

U.S. Government Securities - long-term         17,759,000       7,003,000
Property, plant and equipment, less
  accumulated depreciation and amortization    13,930,000      14,915,000
Other assets                                    4,797,000       4,236,000
     TOTAL                                  $ 119,742,000   $ 119,547,000
                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $   4,344,000   $   4,609,000
   Accrued liabilities                         10,893,000      11,321,000
   Federal and state income taxes payable       1,535,000       1,572,000
   Current portion of capitalized leases          124,000         124,000
     Total current liabilities                 16,896,000      17,626,000

Capitalized lease obligations, net of
 current portion                                2,893,000       2,937,000

Deferred income taxes                           2,876,000       2,843,000

Shareholders' Equity:
   Preferred stock ($10 par value) 500,000
     shares authorized; none issued
  Common stock (no par value) 15,000,000
     shares authorized; 5,069,892 issued at
     03/31/97 and 9/30/96                       2,535,000       2,535,000
  Additional paid-in-capital                    5,821,000       5,821,000
  Retained earnings                            88,721,000      87,785,000
    Total shareholders' equity                 97,077,000      96,141,000
    TOTAL                                   $ 119,742,000   $ 119,547,000
                                             ============    ============


                    GARAN, INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                   SIX MONTHS ENDED
                                              03/31/97        03/31/96
                                            ____________    _____________
Cash Flows From Operating Activities:
  Net earnings                              $   3,978,000   $   2,343,000
  Non cash items included in earnings:
    Depreciation and amortization               1,550,000       1,778,000
    Provision for losses on accounts receivable    51,000          14,000
    Deferred income taxes                          33,000          40,000
  Changes in assets and liabilities:
    U.S. Government Securities - short-term    (2,297,000)      1,488,000
    Accounts receivable                         2,585,000      11,492,000
    Inventories                                (3,117,000)     (8,737,000)
    Other current assets                          771,000      (2,500,000)
    Accounts payable                             (265,000)     (2,703,000)
    Accrued liabilities                          (428,000)       (930,000)
    Income taxes payable                          (37,000)       (463,000)
    Other assets                                 (561,000)        (95,000)
  Net Cash Flows From Operating Activities      2,263,000       1,727,000

Cash Flows From Investing Activities:
  Sale of U.S. Gov't securities - long-term     6,028,000               0
  Purchase of U.S. Gov't securi-
     ties - long-term                         (14,650,000)              0
  Additions to property plant and equipment      (576,000)     (1,349,000)
  Proceeds from sales of property,
    plant and equipment                            11,000               0
  Net Cash Flows From Investing Activities     (9,187,000)     (1,349,000)

Cash Flows From Financing Activities:
  Payment of dividends                         (3,042,000)     (3,042,000)
  Repayment of capitalized lease obligations      (44,000)        (43,000)
    Net Cash Flows From Financing Activities   (3,086,000)     (3,085,000)
Increase in Cash and Cash Equivalents         (10,010,000)     (2,707,000)

Cash and Cash Equivalents At Beginning
  of Period                                    20,587,000       8,649,000
Cash and Cash Equivalents At End of Period  $  10,577,000   $   5,942,000
                                            ============      ============
Supplemental Disclosures
  Cash Paid During The Period For:
    Interest                                $      52,000   $      59,000
    Income taxes                                2,680,000       1,494,000
                                             ============     ============

                    GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1997
                                (UNAUDITED)

1. In the opinion of management, all adjustments necessary to a fair statement of the results of operations have been reflected.

2. Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period.

3.  Inventories consist of the following:

                                              03/31/97        09/30/96
                                            ____________    _____________
Raw Materials                               $  4,417,000    $   3,115,000

Work in process                                6,013,000        6,837,000

Finished Goods                                21,326,000       18,687,000
                                             ___________     ____________
                                            $ 31,756,000    $  28,639,000
                                             ===========     ============

ITEM 2.
                    GARAN, INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At March 31, 1997, working capital was $66,360,000, a decrease of $9,407,000 from September 30, 1996, working capital of $75,767,000. The decrease was primarily a result of the $10,756,000 increase in long-term U.S. Government Securities, which are not included in working capital. Shareholders' equity at March 31, 1997, was $97,077,000, or $19.14 book value per share, as compared to $96,141,000, or $18.96 book value per share, at September 30, 1996.

RESULTS OF OPERATIONS

Three and Six Month Periods Ended March 31, 1997, and March 31, 1996.

Net sales for the second quarter of fiscal 1997 were $37,611,000 compared to $26,882,000, for the same period last year. Net earnings for the second quarter were $2,541,000, equal to $0.50 per share, compared to $1,002,000, or $0.20 per share, last year. The increase in net sales for the quarter was due to higher unit sales, predominantly in the children's area, partially offset by a decline in the average selling price due to product mix changes.

Net sales for the first six months of fiscal 1997 were $68,604,000 compared to $59,906,000, for the same period last year. Net earnings for the six month period were $3,978,000, equal to $0.78 per share, compared to $2,343,000, or $0.46 per share, last year.

Gross margin for the three month period ended March 31, 1997, was $9,153,000, or 24.3% of net sales, compared to $5,975,000, or 22.2% of net sales, for the comparable period last year. Gross margin for the six months ended March 31, 1997, was $16,235,000, or 23.7% of net sales, compared to $12,449,000, or
20.8% of net sales, for the comparable period last year. The increase in gross margin was due primarily to improvements in manufacturing efficiency and absorption of overhead.

Selling and administrative expenses for the three months ended March 31, 1997, were $5,597,000, or 14.9% of net sales, as compared to $4,951,000, or 18.4% of net sales, for the comparable period last year. Selling and administrative expenses for the six months ended March 31, 1997, were $10,973,000, or 16.0% of net sales, as compared to $9,834,000, or 16.4% of net sales, for the comparable period last year. The selling and administrative expenses dollar cost increase occurred in information systems and royalty expenses. Information systems cost increases are related to improvements to internal operating systems and development and implementation of systems related to customer service. Royalty expenses are variable and relate to sales volume of sports and Disney licensed products.

                        PART II. - OTHER INFORMATION

ITEM 4.Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of the shareholders of the registrant held on February 28, 1997, Stephen J. Donohue, Jerald Kamiel, and William J. Wilson were reelected as directors of the registrant and the selection of Citrin Cooperman & Company, LLP as the registrant's independent certified public accountants for the fiscal year ending September 30, 1997, was ratified. The tabulation of the votes is as follows:

                              Votes For          Votes Withheld
                              ---------          --------------
Stephen J. Donohue            4,361,647              28,246

Jerald Kamiel                 4,386,107               3,786

William J. Wilson             4,386,113               3,780

                              Votes For        Against        Abstain
                              ---------        -------        -------

Ratification of Accountants   4,381,123         922            8,048



ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 10.1 Employment and Consulting Agreement amended and restated as of October 1, 1996, between the registrant and
                               Seymour Lichtenstein

              Exhibit 10.2 Employment Agreement amended and restated as of October 1, 1996, between the registrant and Jerald Kamiel

              Exhibit 10.3 Employment Agreement amended and restated as of October 1, 1996, between the registrant and William J. Wilson

              Exhibit 10.4 Employment Agreement amended and restated as of October 1, 1996, between the registrant and Rodney Faver

              Exhibit 27.      Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended March 31, 1997.

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


DATE: May 14, 1997