Form 10-Q
period 1997-06-30
GARAN INC
filed 1997-08-14
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 1997      Commission File No 1-4506

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

Class                                   Outstanding June 30, 1997

Common Stock (no par value)               5,069,892 shares

                        PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                   THREE MONTHS ENDED
                                                06/30/97        06/30/96
                                            ------------    -------------
Net sales                                   $ 29,568,000    $ 37,218,000

Cost of sales                                 22,088,000      28,085,000
                                            -------------   -------------
   Gross margin on sales                       7,480,000       9,133,000

Selling and administrative expenses            5,095,000       6,265,000

Interest on capitalized leases                    35,000          31,000

Interest income                                 (705,000)       (580,000)
                                             ------------    ------------
    Earnings before provision
        for income taxes                       3,055,000       3,417,000

Provision for income taxes                     1,222,000       1,350,000
                                             ------------    ------------
Net earnings                                $  1,833,000     $ 2,067,000
                                             ============    ============
Earnings per share data:

    Earnings per share                      $       0.36    $       0.41

    Average common shares outstanding          5,070,000       5,070,000

Dividends paid per share                    $       0.20    $       0.20

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                    NINE MONTHS ENDED
                                               06/30/97        06/30/96
                                            ------------    -------------
Net sales                                   $ 98,172,000    $ 97,124,000

Cost of sales                                 74,457,000      75,542,000
                                             ------------    ------------
   Gross margin on sales                      23,715,000      21,582,000

Selling and administrative expenses           16,068,000      16,099,000

Interest on capitalized leases                    87,000          90,000

Interest income                               (2,089,000)     (1,896,000)
                                             ------------    ------------
    Earnings before provision
        for income taxes                       9,649,000       7,289,000

Provision for income taxes                     3,838,000       2,879,000
                                             ------------    ------------
Net earnings                                 $ 5,811,000     $ 4,410,000
                                             ============    ============

Earnings per share data:

    Earnings per share                      $       1.14    $       0.87

    Average common shares outstanding          5,070,000       5,070,000

Dividends paid per share                    $       0.80    $       0.80

                     GARAN, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                               06/30/97         9/30/96
                                             ------------   -------------
ASSETS
Current Assets:
   Cash and cash equivalents                $   6,582,000   $  20,587,000
   U.S. Government securities - short-term      9,937,000      12,568,000
   Accounts receivable, less estimated
     uncollectibles of $510,000 at
     06/30/97 and $514,000 at 9/30/96          16,033,000      26,041,000
   Inventories                                 43,620,000      28,639,000
   Other current assets                         3,792,000       5,558,000
                                             ------------    ------------
     Total current assets                      79,964,000      93,393,000

U.S. Government Securities - long-term         23,951,000       7,003,000
Property, plant and equipment, less
  accumulated depreciation and amortization    13,357,000      14,915,000
Other assets                                    4,806,000       4,236,000
                                             ------------    ------------
     TOTAL                                  $ 122,078,000   $ 119,547,000
                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $   6,015,000   $   4,609,000
   Accrued liabilities                         11,784,000      11,321,000
   Federal and state income taxes payable         663,000       1,572,000
   Current portion of capitalized leases          124,000         124,000
                                             ------------    ------------
     Total current liabilities                 18,586,000      17,626,000
                                             ============    ============
Capitalized lease obligations, net of
 current portion                                2,813,000       2,937,000
Deferred income taxes                           2,783,000       2,843,000
                                             ------------    ------------
Shareholders' Equity:
   Preferred stock ($10 par value) 500,000
     shares authorized; none issued
  Common stock (no par value) 15,000,000
     shares authorized; 5,069,892 issued at
     06/30/97 and 9/30/96                       2,535,000       2,535,000
  Additional paid-in-capital                    5,821,000       5,821,000
  Retained earnings                            89,540,000      87,785,000
                                             ------------    ------------
    Total shareholders' equity                 97,896,000      96,141,000
                                             ------------    ------------
    TOTAL                                   $ 122,078,000   $ 119,547,000
                                             ============    ============

                    GARAN, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                   NINE MONTHS ENDED
                                              06/30/97        06/30/96
                                            ------------    -------------
Cash Flows From Operating Activities:
  Net earnings                              $   5,811,000   $   4,410,000
  Adjustments to reconcile net cash
    Provided by Operating Actitivies:
    Depreciation and amortization               2,244,000       2,630,000
    Provision for losses on accounts receivable    61,000          23,000
    Deferred income taxes                         (60,000)         60,000
  Changes in assets and liabilities:
    U.S. Government Securities - short-term     1,376,000       9,948,000
    Accounts receivable                         9,947,000        (711,000)
    Inventories                               (14,981,000)    (12,149,000)
    Other current assets                        1,766,000      (2,222,000)
    Accounts payable                            1,406,000      (2,094,000)
    Accrued liabilities                           463,000         241,000
    Income taxes payable                         (909,000)        417,000
    Other assets                                 (570,000)        516,000
                                             ------------    ------------
  Net Cash provided by Operating Activities     6,554,000       1,069,000
                                             ------------    ------------
Cash Flows From Investing Activities:
  Sale of U.S. Gov't securities - long-term     6,028,000               0
  Purchase of U.S. Gov't securi-
     ties - long-term                         (21,721,000)              0
  Additions to property plant and equipment      (821,000)     (3,035,000)
  Proceeds from sales of property,
    plant and equipment                           135,000         282,000
                                             ------------    ------------
  Net Cash used for Investing Activities      (16,379,000)     (2,753,000)
                                             ------------    ------------
Cash Flows From Financing Activities:
  Payment of dividends                         (4,056,000)     (4,056,000)
  Repayment of capitalized lease obligations     (124,000)       (119,000)
                                             ------------    ------------
    Net Cash used for Financing Activities     (4,180,000)     (4,175,000)
                                             ------------    ------------
Net decrease in Cash and Cash Equivalents     (14,005,000)     (5,859,000)
Cash and Cash Equivalents At Beginning
  of Period                                    20,587,000       8,649,000
                                              -----------     -----------
Cash and Cash Equivalents At End of Period  $   6,582,000   $   2,790,000
                                             ============    ============
Supplemental Disclosures
  Cash Paid During The Period For:
    Interest                                $      87,000   $      90,000
    Income taxes                                4,350,000       3,432,000
                                             ============    ============

              GARAN, INCORPORATED AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997
                          (UNAUDITED)

1. In the opinion of management, all adjustments necessary to a fair statement of the results of operations have been reflected.

2. Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period.

3.  Inventories consist of the following:

                                              06/30/97        09/30/96
                                            ------------    -------------
Raw Materials                               $  6,955,000    $   3,115,000

Work in process                                7,375,000        6,837,000

Finished Goods                                29,290,000       18,687,000
                                             -----------     ------------
                                            $ 43,620,000    $  28,639,000
                                             ===========     ============

ITEM 2.

              GARAN, INCORPORATED AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At June 30, 1997, working capital was $61,543,000, a decrease of $14,224,000 from September 30, 1996, working capital of $75,767,000. The decrease was primarily a result of reinvesting short-term U.S. Government Securities into higher-yielding long-term U.S. Government Securities, which are not included in working capital. Shareholders' equity at June 30, 1997, was $97,896,000, or $19.30 book value per share, as compared to $96,141,000, or $18.96 book value per share, at September 30, 1996.

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended June 30, 1997, and June 30, 1996.

Net sales for the third quarter of fiscal 1997 were $29,568,000 compared to $37,218,000 for the same period last year. Net earnings for the third quarter were $1,833,000, equal to $0.36 per share, compared to $2,067,000, or $0.41 per share, last year.  The third quarter of fiscal 1996 included, approxi-

mately $9,500,000 in sales related to the Disney animated film "The Hunchback of Notre Dame". This was non-recurring business and accounts for the decline in sales in the current quarter from the comparable quarter last year.

Net sales for the first nine months of fiscal 1997 were $98,172,000 compared to $97,124,000 for the same period last year. Net earnings for the nine month period were $5,811,000, equal to $1.14 per share, compared to $4,410,000, or $0.87 per share, for the same period last year.

Gross margin for the three month period ended June 30, 1997, was $7,480,000, or 25.3% of net sales, compared to $9,133,000, or 24.5% of net sales, for the comparable period last year. Gross margin for the nine months ended June 30, 1997, was $23,715,000, or 24.2% of net sales, compared to $21,582,000, or
22.2% of net sales, for the comparable period last year. The increase in gross margin was due primarily to improvements in manufacturing efficiency and absorption of overhead.

Selling and administrative expenses for the three months ended June 30, 1997, were $5,095,000, or 17.2% of net sales, as compared to $6,265,000, or 16.8% of net sales, for the comparable period last year.  The selling and administra-

tive expenses dollar cost decrease for the three-month period occurred in royalty expenses. Royalty expenses are variable and relate to sales volume of sports and Disney licensed products. The non-recurring business decline in sales related to Disney animated films accounted for the decline in royalty expense for the three-month period. Selling and administrative expenses for the nine-months ended June 30, 1997, were $16,068,000 or 16.4% of net sales, as compared to $16,099,000, or 16.6% of net sales, for the comparable period last year. Selling and administrative expenses for the nine-month period ended June 30, 1997, were comparable to the same period last year as a decrease in royalty expenses related to sports and Disney animated films licenses was offset by an increase in our information system costs. These increases are related to improvements to internal operating systems and development and implementation of systems related customer service.

ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              NONE

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended June 30, 1997.

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


DATE: August 13, 1997