Form 10-K
period 1997-09-30
GARAN INC
filed 1997-12-24
CIK 39917

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-K


[x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended September 30, 1997

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes / X/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant on December 1, 1997, was approximately $106,000,000.

    At December 1, 1997, 5,069,892 shares of the registrant's
Common Stock, no par value, were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE


    The registrant incorporates by reference in Part III of this Report specified portions of its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1998 Annual Meeting of Shareholders ("1998 Proxy Statement").

                                        PART I

    Item 1.   Business.

         (a)  General development of business.

              (a)(1) The registrant was incorporated on December 4, 1957. During the fiscal year ended September 30, 1997, there were no material changes or developments in the business done by the registrant or its subsidiaries or in the manner in which it conducted its business during the prior five fiscal years.
              (a)(2)  Not applicable.

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

              (c)(i) The registrant is engaged in the design, manufacture, and sale of apparel for men, women, and children including boys, girls, toddlers, and infants. The percentage of registrant's net sales in each of the foregoing categories in the last three fiscal years is as follows:

                                   Percentage of Net Sales
                                  (years ended September 30)

                                  1997      1996      1995
                                  ----      ----      ----

Men's apparel                       6%        8%       10%
Women's apparel                    14        18        18
Children's apparel                 80        74        72

The registrant produces apparel primarily sold to regional mass merchandisers, major national chain stores, department stores, and specialty stores. Sales are made primarily by the registrant's salaried sales staff.

              (c)(ii)   Not applicable.

              (c)(iii) Raw materials essential to the registrant are readily available from various alternate sources of supply.

              (c)(iv) The registrant distributes children's apparel under various of its own trademarks including, principally, GARAN and GARANIMALS, men's apparel under various of its own trademarks including, principally, GARAN, and women's apparel under various of its own trademarks including, principally, GARAN. Sales of branded apparel under the registrant's own trademarks accounted for approximately 16%, 4%, and 6% of the registrant's net sales in fiscal 1997, 1996, and 1995, respectively.

              The registrant also distributes apparel under various trademarks licensed from third parties. Since 1975, registrant has been a non-exclusive licensee of professional sports leagues and teams for T-shirts, knit shirts, sweatshirts, and sweaters for boys and men, since 1990, registrant has been a non-exclusive licensee of various colleges and universities for sweatshirts and knit shirts for boys and men, and since 1995, the registrant has been the exclusive licensee of the trademark EVERLAST for men's, boys', and girls' activewear. Sales of all such licensed apparel by registrant accounted for approximately 10%, 9%, and 12% of the registrant's net sales in fiscal 1997, 1996, and 1995, respectively. Since 1986, the registrant has been the exclusive licensee of the trademark BOBBIE BROOKS for girls' and women's apparel, and sales of apparel by registrant bearing the BOBBIE BROOKS trademark accounted for approximately 14%, 8%, and 7% of the registrant's net sales in fiscal 1997, 1996, and 1995, respectively. Since fiscal 1991, registrant has been a non-exclusive licensee of Disney Enterprises, Inc. for various trademarks, and sales of apparel bearing such trademarks accounted for approximately 2%, 9%, and 8% of registrant's net sales for fiscal 1997, 1996, and 1995, respectively. Total sales of all apparel bearing licensed trademarks and logos, some of which apparel also bears the registrant's trademarks G.T.S, TEAM RATED, and SCRIMMAGE, accounted for approximately 26%, 28%, and 27% of the registrant's net sales in fiscal 1997, 1996, and 1995, respectively. The terms of the foregoing license agreements range from 1 to 3 years, royalty rates range from 1% to 12% of net sales, each license agreement has a minimum royalty commitment, and certain license agreements impose an advertising commitment.

              The registrant also licenses its GARANIMALS trademark and sublicenses the BOBBIE BROOKS trademark to non-affiliates.

              (c)(v) The registrant operates primarily on the basis of two seasons - Spring/Summer and Fall/Holiday. Shipments for the Spring/Summer season are generally made from December through July and for the Fall/Holiday season from June through December. Registrant maintains production levels relatively constant throughout the year, but because of seasonal shipping patterns, the registrant's inventory levels fluctuate during the year.

              (c)(vi)   Not applicable.

              (c)(vii) Wal-Mart Stores, Inc. accounted for 71%, 66%, and 63% of the registrant's net sales during fiscal 1997, 1996, and 1995, respectively. During the same periods, J.C. Penney

Company, Inc. accounted for 12%, 15%, and 20% of the registrant's net sales.
The registrant has had business relationships with Wal-Mart Stores, Inc. and J.C. Penney Company, Inc. for more than the past 20 years, but as neither of these relationships involves a long-term contractual commitment, there can be no assurance as to the level of future business with either of these customers.
The balance of the registrant's sales are made to approximately 2,300 accounts, none of which is responsible for more than 10% of the registrant's net sales.

              (c)(viii) The registrant plans its production based upon retailer commitments for long range programs permitting it to maintain production levels relatively constant throughout the year. In view of the registrant's reliance on such commitments and emphasis on replenishment programs and EDI order placement, purchase orders are not significant to an understanding of registrant's business.

              (c)(ix)   Not applicable.

              (c)(x) The men's, women's, and children's apparel business in the United States is highly competitive primarily in price, style, and delivery and consists of many domestic and foreign manufacturers, importers, and distributors. The registrant does not compete solely on a price basis; the registrant competes by relying on style, delivery, replenishment, and vendor-managed programs as well as price. No single enterprise sells more than a small portion of the total apparel sold in the United States, and there are no reliable figures available from which the registrant's relative position in the United States apparel industry can be determined or from which the effect of foreign competition can be assessed.

              (c)(xi) No material expenditures are made by the registrant for research activities relating to the development of new services or products or the improvement of existing services or products.

              (c)(xii) The registrant's compliance with Federal, state, and local environmental laws and regulations had no material effect upon its capital expenditures, earnings, or competitive position during the fiscal year ended September 30, 1997. The registrant does not anticipate any material capital expenditures for environmental control in either its present or succeeding fiscal years.

              (c)(xiii) The registrant employed approximately 2,800 persons at September 30, 1997.

         (d) Financial information about foreign and domestic operations and export sales.

              The registrant has operated a manufacturing facility in Costa
Rica since 1984, and in fiscal 1995, began operating manufacturing facilities in El Salvador, but it was not otherwise engaged in business within any foreign country during the fiscal year ended September 30, 1997.

              During fiscal 1997, 1996, and 1995, export sales by registrant amounted to less than 1% of total sales and are not considered to be significant to an understanding of registrant's business.


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

Clinton,
Kentucky           Manufacturing        52,000        Fee

Corinth,
Mississippi        Manufacturing        76,000        Fee

Eupora,
Mississippi        Manufacturing        96,742        Lease          (1)(3)

Haleyville,
Alabama            Manufacturing        10,000        Fee            (4)

Jemison,
Alabama            Manufacturing        20,800        Lease          2001(1)

Kaplan,
Louisiana          Manufacturing        87,900        Lease          (1)(5)
                                        43,900        Fee            (5)

Lambert,
Mississippi        Manufacturing       100,300        Fee            (6)

Marksville,
Louisiana          Manufacturing        75,000        Lease          1999(1)

New York,
New York           Showroom
                   and Office           38,500        Lease          2011
Ozark,
Arkansas           Manufacturing        75,000        Lease          2002(1)

Philadelphia,
Mississippi        Manufacturing       107,920        Lease          (1)(7)

Rainsville,
Alabama            Manufacturing        53,000        Fee



                                                                     Expiration
Location           Use                 Sq. Ft.        Estate            Date
--------           ---                 -------        ------         ----------

San Jose,
Costa Rica         Manufacturing        33,258        Fee

San Salvador,
El Salvador        Manufacturing        41,047        Lease          2000

San Salvador,
El Salvador        Manufacturing        24,200        Lease          2001

San Salvador,
El Salvador        Manufacturing        16,937        Lease          2001

San Salvador,
El Salvador        Manufacturing        30,896        Lease          2002

Starkville,
Mississippi        Manufacturing
                    and Office          90,000        Lease          1998(1)


    (1) The registrant or a wholly-owned subsidiary of the registrant has the option to purchase the facilities and/or to renew each of the current leases for terms which vary between 2 and 67 years.

    (2) One continuous building consisting of a 63,000 square foot section leased to 1999, a 22,500 square foot section leased to 2002, and a 19,800 square foot section leased to 2004.

    (3) One continuous building consisting of a 15,000 square foot section leased to 1999, a 21,000 square foot section leased to 1998, a 41,000 square foot section leased to 1998, and a 19,742 square foot section leased to 2004.

    (4) The registrant determined that it no longer required the manufacturing capacity of its plant in Haleyville, Alabama, and that facility was sold in fiscal 1997.

    (5) One continuous building consisting of a 72,000 square foot section leased to 1999 and a 15,900 square foot section leased to 2005, which was expanded by a 43,000 square foot section owned by a wholly-owned subsidiary of the registrant and financed with the proceeds of Industrial Revenue Bonds issued in September, 1990. The entire building is located on land owned by a wholly-owned subsidiary of the registrant.

    (6) The registrant determined that it no longer required the manufacturing capacity of its plant in Lambert, Mississippi, and that facility was closed in 1995, at which time it was written down to its net realizable value. The entire facility was donated to Quitman County, Mississippi in fiscal 1997.

    (7) One continuous building consisting of a 78,000 square foot section leased to 2000 and a 29,920 square foot section leased to 2004.

    The registrant believes that its facilities are suitable and adequate for its foreseeable needs, and except as otherwise noted, each was fully utilized during fiscal 1997.

    Item 3.   Legal Proceedings.

         None.

    Item 4.   Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                       PART II
    Item 5.   Market for Registrant's Common Equity and Related Stockholder
Matters.

         (a), (b), and (c) Market information, Holders, and Dividends.

         The registrant's common stock is listed and traded on the American Stock Exchange under the symbol GAN. The high and low sales prices during each quarterly period for fiscal years 1997 and 1996 are set forth in the table below:

                                     Sales Price of Common Stock
                                  ----------------------------------
                                       1997                1996
                                       ----                ----
Quarters                          High       Low      High       Low
--------                          ----       ---      ----       ---

First   . . . . . . . . . . . .   $20 1/8   $16 3/4   $19 3/8   $16 3/8
Second  . . . . . . . . . . . .    21 1/8    17 3/8    17        15 1/8
Third   . . . . . . . . . . . .    20 7/8    17 3/8    17 1/2    16 3/8
Fourth  . . . . . . . . . . . .    23 3/4    19        18        16 3/8


Dividends paid during the last two fiscal years were as follows:

                                         Dividends Paid per Share
Quarters                                1997                   1996
--------                                ----                   ----

First   -Regular  . . . . . . .        $ .20                  $ .20
        -Special  . . . . . . .          .20                    .20
Second  -Regular  . . . . . . .          .20                    .20
Third   -Regular  . . . . . . .          .20                    .20
Fourth  -Regular  . . . . . . .          .20                    .20
                                       -----                  -----

        Total . . . . . . . . .        $1.00                  $1.00
                                       =====                  =====

As at December 1, 1997, there were 465 shareholders of record including Cede & Company in its capacity as nominee for the Depository Trust Company.

Item 6.  Selected Financial Data

FIVE-YEAR REVIEW
------------------------------------------------------------------------

                                                        1997          1996          1995          1994          1993
--------------------------------------------------------------------------------------------------

NET SALES                                           $153,250,000  $146,491,000  $141,330,000  $173,002,000  $189,581,000

COST OF SALES                                        116,833,000   114,744,000   111,454,000   131,687,000   134,212,000
--------------------------------------------------------------------------------------------------

GROSS MARGIN ON SALES                                 36,417,000    31,747,000    29,876,000    41,315,000    55,369,000

SELLING AND ADMINISTRATIVE EXPENSES                   22,915,000    22,652,000    23,270,000    27,320,000    29,319,000

INTEREST ON CAPITALIZED LEASES                           119,000       123,000       141,000       153,000       202,000

INTEREST INCOME                                       (2,773,000)   (2,426,000)   (2,534,000)   (1,491,000)   (1,592,000)
--------------------------------------------------------------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES            16,156,000    11,398,000     8,999,000    15,333,000    27,440,000

PROVISION FOR INCOME TAXES                             6,441,000     4,502,000     3,510,000     5,980,000    10,591,000
--------------------------------------------------------------------------------------------------

NET EARNINGS                                          $9,715,000    $6,896,000    $5,489,000    $9,353,000   $16,849,000
--------------------------------------------------------------------------------------------------

EARNINGS PER SHARE                                         $1.92         $1.36         $1.08         $1.84         $3.32

AVERAGE SHARES OUTSTANDING                             5,070,000     5,070,000     5,070,000     5,070,000     5,068,000

DIVIDENDS PAID PER SHARE                                   $1.00         $1.00         $1.00         $1.80         $1.80
--------------------------------------------------------------------------------------------------

CURRENT ASSETS                                       $94,014,000   $93,393,000   $88,685,000   $98,896,000  $101,847,000

CURRENT LIABILITIES                                   25,607,000    17,626,000    20,237,000    18,519,000    21,181,000
--------------------------------------------------------------------------------------------------

WORKING CAPITAL                                       68,407,000    75,767,000    68,448,000    80,377,000    80,666,000

WORKING CAPITAL RATIO                                       3.67          5.30          4.38          5.34          4.81
--------------------------------------------------------------------------------------------------

TOTAL ASSETS                                        $132,386,000  $119,547,000  $120,431,000  $118,525,000  $121,791,000
--------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                                 $2,807,000    $2,937,000    $3,061,000    $3,620,000    $4,176,000
--------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY                                $100,786,000   $96,141,000   $94,315,000   $93,896,000   $93,669,000

COMMON STOCK ISSUED AND OUTSTANDING                    5,069,892     5,069,892     5,069,892     5,069,892     5,069,892
--------------------------------------------------------------------------------------------------

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------
-----------------------------------------------------------

Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report contain "forward-looking statements" based upon management's expectations and beliefs concerning future events impacting the Company. Actual results of operations or financial condition may differ because of business conditions in the apparel industry generally, competition, the addition or loss of significant customers or personnel, the timing of orders placed by the Company's customers, and such other risk factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission.

NET SALES

Net sales in fiscal 1997 were $153,250,000, an increase of $6,759,000 over fiscal 1996 net sales of $146,491,000. The 1997 sales increase was the result of an increase in total units shipped offset in part by a reduction in average unit selling price primarily caused by a change in the mix of products sold. Sales growth occurred in the Childrenswear Division, which was offset by the discontinued business related to Disney animated film licenses.

Net sales in fiscal 1996 were $146,491,000, an increase of $5,161,000 over fiscal 1995 net sales of $141,330,000. The increase in fiscal 1996 was primarily a result of an increase in total units shipped.

GROSS MARGIN

Gross margin in fiscal 1997 was $36,417,000, or 24% of net sales, as compared to $31,747,000, or 22% of net sales, in fiscal 1996. The increase in gross margin was due to the combination of improvements in manufacturing efficiency due to increased volume and absorption of overhead.

Gross margin in fiscal 1996 was $31,747,000, or 22% of net sales, as compared to $29,876,000, or 21% of net sales, in fiscal 1995. The increase in gross margin was the result of improved absorption of manufacturing expenses as a result of the volume increase.

SELLING AND ADMINISTRATIVE EXPENSES; INTEREST INCOME

Selling and administrative expenses in fiscal 1997 were $22,915,000, or 15% of net sales, as compared to $22,652,000, or 15% of net sales, in fiscal 1996. The selling and administrative expenses were comparable as a percentage of sales to the same period last year. The slight increase in dollars is the result of investments in internal operating systems and systems related to customer service offset by a decrease in royalty expenses related to volume net of shortfalls between royalties earned and minimum royalties.

Selling and administrative expenses in fiscal 1996 were $22,652,000, or 15% of net sales, as compared to $23,270,000, or 16% of net sales, in fiscal 1995. The decrease, both in absolute dollars and as a percentage of net sales, was the result of reduced general overhead expenses offset by increased advertising in the Everlast Division, net of shortfalls between royalties earned and minimum royalties.

-----------------------------------------------------------

Interest income in fiscal 1997 was $2,773,000, an increase from $2,426,000 in the previous year. The increase from 1996 to 1997 was the result of more favorable rates of return throughout the year and higher levels of investments.

Interest income of $2,426,000 in fiscal 1996 decreased slightly from $2,534,000 in fiscal 1995 due to decline in interest rates on investments.

LIQUIDITY AND CAPITAL RESOURCES

The balance sheet reflects the strong financial condition of the Company. At September 30, 1997 working capital was $68,407,000, a decrease of $7,360,000 from September 30, 1996 working capital of $75,767,000 primarily resulting from a decrease in cash and cash equivalents of $11,927,000, due to investment in government securities maturing more than one year after the balance sheet date.

The Company's primary source of cash during the three years ended September 30, 1997 has been its operating activities. In 1997, 1996 and 1995, operating activities provided cash of $11,632,000, $20,453,000 and $6,727,000, respectfully.

The primary uses of cash during the three-year period ended September 30, 1997, have been payment of dividends, additions to property, plant and equipment, and repayment of capitalized lease obligations.

In fiscal 1997 the Company continued its year end special dividend payment which it initiated in fiscal 1988.

At September 30, 1997, shareholders' equity was $100,786,000 or $19.88 per share, up from $96,141,000, or $18.96 per share, at September 30, 1996. At September 30, 1995, shareholders' equity was $94,315,000, or $18.60 per share.

Management believes that the Company has sufficient working capital to finance its operations and projected growth. There were no short-term borrowings outstanding during fiscal years 1997, 1996 and 1995, and management does not anticipate the need for any such borrowings. If necessary, the Company has the ability to obtain funds from a number of sources to meet its seasonal and long-term requirements.

Item 8. Financial Statement & Supplementary Data

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------

                      ASSETS                        SEPTEMBER 30, 1997   September 30, 1996

--------------------------------------------------------------------------------

CURRENT ASSETS:
  Cash and cash equivalents                              $8,660,000          $20,587,000
  U.S. Government securities--short-term                 16,223,000           12,568,000
  Accounts receivable, less estimated
    uncollectibles of $510,000 at 1997 and
    $514,000 at 1996                                     31,092,000           26,041,000
  Inventories                                            33,731,000           28,639,000
  Other current assets                                    4,308,000            5,558,000
-------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                              94,014,000           93,393,000
-------------------------------------------------------------------------------------------
U.S. GOVERNMENT SECURITIES--LONG-TERM                    19,853,000            7,003,000
PROPERTY, PLANT AND EQUIPMENT, NET                       13,470,000           14,915,000
OTHER ASSETS                                              5,049,000            4,236,000
-------------------------------------------------------------------------------------------
       TOTAL                                           $132,386,000         $119,547,000

--------------------------------------------------------------------------------

          LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                       $6,589,000           $4,609,000
  Accrued liabilities                                    16,434,000           11,321,000
  Income taxes payable                                    2,454,000            1,572,000
  Current portion of capitalized lease obligations          130,000              124,000
-------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                         25,607,000           17,626,000
-------------------------------------------------------------------------------------------
CAPITALIZED LEASE OBLIGATIONS, NET OF CURRENT
PORTION                                                   2,807,000            2,937,000
-------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                     3,186,000            2,843,000
-------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
  Preferred stock ($10 par value), 500,000 shares
    authorized; none issued
  Common stock (no par value), 15,000,000 shares
    authorized; shares issued: 5,069,892 at 1997
    and 1996                                              2,535,000            2,535,000
  Additional paid-in capital                              5,821,000            5,821,000
  Retained earnings                                      92,430,000           87,785,000
-------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                       100,786,000           96,141,000
-------------------------------------------------------------------------------------------
       TOTAL                                           $132,386,000         $119,547,000

--------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF EARNINGS
------------------------------------------------------------------------

                                                           YEARS ENDED SEPTEMBER 30,
                                                    ----------------------------------------
                                                        1997          1996              1995
--------------------------------------------------------------------------------------------
NET SALES                                           $153,250,000  $146,491,000  $141,330,000
  Cost of sales                                      116,833,000   114,744,000   111,454,000
--------------------------------------------------------------------------------------------
  Gross margin on sales                               36,417,000    31,747,000    29,876,000
  Selling and administrative expenses                 22,915,000    22,652,000    23,270,000
  Interest on capitalized leases                         119,000       123,000       141,000
  Interest income                                     (2,773,000)   (2,426,000)   (2,534,000)
--------------------------------------------------------------------------------------------
  Earnings before provision for income taxes          16,156,000    11,398,000     8,999,000
  Provision for income taxes                           6,441,000     4,502,000     3,510,000
--------------------------------------------------------------------------------------------
NET EARNINGS                                          $9,715,000    $6,896,000    $5,489,000
--------------------------------------------------------------------------------------------
  Earnings per share                                       $1.92         $1.36         $1.08
  Average shares outstanding                           5,070,000     5,070,000     5,070,000
--------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------

                                                      ADDITIONAL
                                            COMMON     PAID-IN     RETAINED
YEARS ENDED 1995, 1996 AND 1997             STOCK      CAPITAL     EARNINGS       TOTAL
------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1994             $2,535,000  $5,821,000  $85,540,000  $93,896,000
------------------------------------------------------------------------------------------
  Net earnings                                                      5,489,000    5,489,000
  Dividends paid--$1.00 per share                                  (5,070,000)  (5,070,000)
------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995             $2,535,000  $5,821,000  $85,959,000  $94,315,000
------------------------------------------------------------------------------------------
  Net earnings                                                      6,896,000    6,896,000
  Dividends paid--$1.00 per share                                  (5,070,000)  (5,070,000)
------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996             $2,535,000  $5,821,000  $87,785,000  $96,141,000
------------------------------------------------------------------------------------------
  Net earnings                                                      9,715,000    9,715,000
  Dividends paid--$1.00 per share                                  (5,070,000)  (5,070,000)
------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997             $2,535,000  $5,821,000  $92,430,000  $100,786,000
------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------

                                                      YEARS ENDED SEPTEMBER 30,
                                                -------------------------------------
                                                   1997          1996          1995
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET EARNINGS                                   $9,715,000    $6,896,000    $5,489,000
  ADJUSTMENTS TO RECONCILE NET EARNINGS TO
    NET
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Depreciation and amortization                 2,932,000     3,426,000     3,591,000
    Provision for losses on accounts
    receivable                                       62,000        43,000       112,000
    Deferred income taxes                          (325,000)       25,000      (537,000)
    Changes in assets and liabilities:
       U.S. Government Securities--short-term       373,000    12,887,000   (14,880,000)
       Accounts receivable                       (5,113,000)     (338,000)   13,849,000
       Inventories                               (5,092,000)      815,000    (1,573,000)
       Other current assets                       1,759,000    (1,146,000)     (514,000)
       Accounts payable                           1,980,000    (2,242,000)      305,000
       Accrued liabilities                        5,113,000       316,000        (4,000)
       Income taxes payable                       1,041,000      (655,000)    1,466,000
       Other assets                                (813,000)      426,000      (577,000)
---------------------------------------------------------------------------------------
       NET CASH FLOWS FROM OPERATING
       ACTIVITIES                                11,632,000    20,453,000     6,727,000
---------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of U.S. Government
    Securities--long-term                         6,028,000       997,000     3,000,000
  Purchase of U.S. Government
    Securities--long-term                       (22,906,000)   (1,016,000)
  Additions to property, plant and equipment     (1,622,000)   (3,557,000)   (3,284,000)
  Proceeds from sales of property, plant and
    equipment                                       135,000       285,000       168,000
---------------------------------------------------------------------------------------
       NET CASH FLOWS FROM INVESTING
       ACTIVITIES                               (18,365,000)   (3,291,000)     (116,000)
---------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                           (5,070,000)   (5,070,000)   (5,070,000)
  Repayment of capitalized lease obligations       (124,000)     (154,000)     (556,000)
---------------------------------------------------------------------------------------
       NET CASH FLOWS FROM FINANCING
       ACTIVITIES                                (5,194,000)   (5,224,000)   (5,626,000)
---------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                     (11,927,000)   11,938,000       985,000
---------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
YEAR                                             20,587,000     8,649,000     7,664,000
---------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR         $8,660,000   $20,587,000    $8,649,000
---------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
  CASH PAID DURING THE YEAR FOR:
    Interest                                       $119,000      $123,000      $141,000
    Income taxes                                  5,819,000     5,120,000     2,167,000
---------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------
------------------------------------------------------------------------

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation.

b. USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

c. REVENUE RECOGNITION

Sales are recognized upon shipment of merchandise. The Company does not provide for allowances or return of goods except for cause. When an allowance or return occurs, it is accounted for as a reduction of sales. Sales allowances are not significant to the operations of the Company.

d. INVENTORIES

Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market.

e. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Depreciation and amortization for financial accounting purposes are provided by using the straight line method over the estimated useful lives of the assets.

Leases of manufacturing facilities which are in substance financing arrangements have been capitalized, with the corresponding liability included in capitalized lease obligations.

f. INCOME TAXES

Deferred income taxes are provided to reflect the tax effect of timing differences in reporting income and deductions for tax and financial statement purposes under SFAS 109 which provides for accounting for deferred income taxes using the liability method.

g. EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the year.

h. CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

i. INVESTMENTS

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

NOTE 2--INVESTMENTS

Investments in the trading category amounted to $6,167,000 at September 30, 1997 and consisted of U.S. Treasury Bills maturing from October 1997 through April 1998. Gross unrealized holding gains at September 30, 1997 were deemed immaterial.

------------------------------------------------------------------------
------------------------------------------------------------------------

Investments in the held-to-maturity category amounted to $29,909,000 at September 30, 1997 and consisted of U.S. Treasury Notes with contractual maturities as follows:

1998 (included in U.S. Government securities -- short-term)................  $10,056,000
1999.......................................................................   15,692,000
2000.......................................................................    4,161,000
                                                                             -----------
                                                                             $29,909,000
                                                                             -----------
                                                                             -----------

The estimated fair value of investments approximates the amortized cost, and, therefore, there are no unrealized gains or losses as at September 30, 1997.

NOTE 3--INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:

                                                                             1997        1996
                                                                          ----------  ----------
Raw materials...........................................................  $6,697,000  $3,115,000
Work in process.........................................................   6,921,000   6,837,000
Finished goods..........................................................  20,113,000  18,687,000
                                                                          ----------  ----------
                                                                          $33,731,000 $28,639,000
                                                                          ----------  ----------
                                                                          ----------  ----------

NOTE 4--PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                                                             1997        1996
                                                                          ----------  ----------
Capitalized leased manufacturing plants.................................  $11,373,000 $11,545,000
Machinery and equipment.................................................  14,999,000  16,075,000
Leasehold improvements..................................................   3,847,000   3,753,000
Transportation equipment................................................   1,920,000   1,882,000
                                                                          ----------  ----------
                                                                          32,139,000  33,255,000
Less accumulated depreciation and amortization..........................  18,669,000  18,340,000
                                                                          ----------  ----------
                                                                          $13,470,000 $14,915,000
                                                                          ----------  ----------
                                                                          ----------  ----------

The net book value of the capitalized leased manufacturing plants was $3,629,000 at September 30, 1997 and $4,025,000 at September 30, 1996.

NOTE 5--CAPITALIZED LEASES

Substantially all of the Company's leases of manufacturing facilities have been capitalized. Future minimum lease payments of principal and interest under leases capitalized at September 30, 1997 are as follows:

1998..........................................................................     $231,000
1999..........................................................................      231,000
2000..........................................................................      106,000
2001..........................................................................      315,000
2002..........................................................................      305,000
Later years...................................................................    2,358,000
                                                                                -----------
                                                                                  3,546,000
Less interest--4.25% to 6.0%..................................................     (609,000)
                                                                                -----------
Total minimum lease payments..................................................    2,937,000
Less amounts due within one year..............................................     (130,000)
                                                                                -----------
                                                                                 $2,807,000
                                                                                -----------
                                                                                -----------

------------------------------------------------------------------------
------------------------------------------------------------------------

NOTE 6--INCOME TAXES

The difference between the total statutory Federal income tax and the actual income tax expense is accounted for as follows:

                                                                           1997                          1996
                                                               ----------------------------  ----------------------------

                                                                               Percent of                    Percent of
                                                                                 Pre-tax                       Pre-Tax
                                                                  Amount        Earnings        Amount        Earnings
                                                               ----------------------------  ----------------------------
Federal statutory tax expense................................  $   5,655,000         35.0%   $   3,989,000         35.0%
State and local income tax expense, net of Federal income tax
benefit......................................................        786,000          4.9          513,000          4.5
                                                               -------------      -----      -------------      -----
Income tax expense...........................................  $   6,441,000         39.9%   $   4,502,000         39.5%
                                                               -------------      -----      -------------      -----
                                                               -------------      -----      -------------      -----

                                                                           1995
                                                               ----------------------------
                                                                               Percent of
                                                                                 Pre-Tax
                                                                  Amount        Earnings
                                                               ----------------------------
Federal statutory tax expense................................  $   3,150,000         35.0%
State and local income tax expense, net of Federal income tax
benefit......................................................        360,000          4.0
                                                               -------------      -----
Income tax expense...........................................  $   3,510,000         39.0%
                                                               -------------      -----
                                                               -------------      -----

Income tax expense consists of the following components:

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Current..........................................................  $6,766,000 $4,477,000 $4,047,000
Deferred.........................................................   (325,000)    25,000   (537,000)
                                                                   ---------  ---------  ---------
                                                                   $6,441,000 $4,502,000 $3,510,000
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

Deferred income taxes are provided to reflect the tax effect of timing differences in reporting income and deductions for tax and financial statement purposes, principally depreciation, pension, employee benefits, deferred compensation and inventory.

Included in Other Current Assets at September 30, 1997 and 1996 is $2,013,000 and $1,504,000, respectively, of current deferred income tax debits, and included in Income Taxes Payable at September 30, 1997 and 1996 is $347,000 and $506,000, respectively, of current deferred income tax credits.

NOTE 7--COMMITMENTS

The Company is obligated under certain long-term leases which do not meet the criteria for capitalization. The annual minimum rental commitments (excluding escalation) of these leases are:

1998............................................................................  $1,402,000
1999............................................................................   1,411,000
2000............................................................................   1,411,000
2001............................................................................   1,214,000
2002 thru 2005..................................................................   4,062,000

Total rental expense charged to operations in 1997, 1996 and 1995 amounted to $1,591,000, $1,501,000, and $2,474,000, respectively.

The Company is obligated under various licensing agreements for annual minimum royalty expense commitments, amounting to approximately $1,530,000 and $1,700,000 for 1998 and 1999, respectively.

Total royalty expense charged to operations in 1997, 1996 and 1995 amounted to $2,444,000, $3,433,000, and $3,336,000, respectively.

NOTE 8--STOCK OPTION PLAN

In 1989, the Company adopted a plan for granting stock options to employees to purchase common stock at a price equal to its fair market value at the respective date of grant. At September 30, 1995 and 1996, there were 200,000 options available for grant. At September 30, 1997, there were 22,500 options available for grant.

On November 6, 1996, options to purchase a total of 177,500 shares of the Company's Common Stock at an exercise price of $17 per share were granted to certain employees. The options are exercisable until ten years from date of grant subject to certain conditions.

The Company applies Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations in accounting for its stock options plans. Accordingly, no compensation expense is recognized when options are granted. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 (Accounting for Stock-Based Compensation) which became effective for the Company during the current year. Had compensation expense been determined based on the fair value methodology prescribed in this statement, net earnings and earnings per share for the current year would

------------------------------------------------------------------------
------------------------------------------------------------------------
have been reduced by approximately $248,000 or $.05 per share for options granted in fiscal 1997. The fair value of the options granted during fiscal 1997 was estimated at $2.33 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 6%, volatility 19%, risk-free interest rate of 6.5% and an expected life of 6 years.

NOTE 9--PENSION AND RETIREMENT PLANS

The Company contributes to defined benefit pension plans which cover all eligible employees. Pension costs are generally funded currently. Pension expense amounted to $249,721 in 1997, $606,385 in 1996 and $391,055 in 1995. Net
pension costs under FASB No. 87 included the following components:

                                                                  1997         1996         1995
                                                               -----------  -----------  -----------
Service cost-benefits earned during the period...............    $546,053     $626,204     $562,230
Interest cost on projected benefit obligation................   1,032,140    1,072,436      980,101
Actual return on plan assets loss (gain).....................  (1,978,791)  (1,711,145)  (1,797,953)
Net amortization and deferral................................     628,063      398,651      640,469
                                                               -----------  -----------  -----------
Net periodic pension cost before settlement..................     227,465      386,146      384,847
Settlement gain..............................................      22,256      220,239        6,208
                                                               -----------  -----------  -----------
Net periodic pension cost after settlement...................    $249,721     $606,385     $391,055
                                                               -----------  -----------  -----------
                                                               -----------  -----------  -----------

The following table sets forth the funded status for the Company's defined benefit pension plans:

                                                                              1997         1996
                                                                           -----------  -----------
Actuarial present value of benefit obligation

  Vested benefit obligation..............................................  $(10,774,077) $(11,947,688)
  Nonvested benefit obligation...........................................     (695,027)    (431,473)
                                                                           -----------  -----------
  Accumulated benefit obligation.........................................  (11,469,104) (12,379,161)
  Excess of projected benefit obligation over accumulated benefit
   obligation............................................................   (1,274,140)  (1,276,116)
                                                                           -----------  -----------
  Projected benefit obligation...........................................  (12,743,244) (13,655,277)
  Actual plan assets at fair value.......................................   16,394,895   17,131,256
                                                                           -----------  -----------
  Projected benefit obligation less than plan assets.....................    3,651,651    3,475,979
  Unrecognized net (gain)................................................     (637,182)    (793,060)
  Unrecognized prior service cost........................................      730,428      455,558
  Unrecognized net transition obligation at September 30.................      563,271      629,800
                                                                           -----------  -----------
  Prepaid pension cost at September 30...................................   $4,308,168   $3,768,277
                                                                           -----------  -----------
                                                                           -----------  -----------

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the Company's plans was 8.0% in 1997, 8.0% in 1996 and 7.0% in 1995. The expected long-term rate of return on assets used for the Company's plans was 9.5% in 1997, 9.5% in 1996 and 7.5% in 1995.

The Board of Directors adopted on April 1, 1989 a Supplemental Executive Retirement Plan for certain executive employees to restore pension benefits which have been reduced by legislative action. The Company purchases annuity contracts to fund its obligation for the four participants (three officers-directors and one employee-director of the Company) under such plan and reimburses the participants for the current tax recognition resulting from such purchases. The respective costs are being amortized over the remaining estimated employment lives of the participants. The 1997, 1996 and 1995 expense for such plan was $436,000, $705,000 and $705,000, respectively.

The Board of Directors adopted on January 1, 1995, a Supplemental Benefit Restoration Plan for certain employees not covered by the Supplemental Executive Retirement Plan to restore certain pension benefits which have been reduced by legislative action. The Company is currently funding its obligations under the Plan and the 1997, 1996 and 1995 expense for such plan was $81,000, $68,000 and $75,000, respectively.

------------------------------------------------------------------------
------------------------------------------------------------------------

NOTE 10--MAJOR CUSTOMERS

The Company operates within one industry segment--the manufacture of apparel. Sales to one national retail chain accounted for approximately 71% of the Company's net sales in 1997, 66% in 1996 and 63% in 1995. Another national retail chain accounted for approximately 12%, 15% and 20% of the Company's net sales in 1997, 1996 and 1995. No other customer accounted for more than 10% of the Company's net sales in any of the three years. The Company routinely assesses the financial strength of its customers and, as a consequence, generally does not require collateral or other security to support customer receivables. Historically, the Company has not experienced significant losses related to receivables and management believes that its trade receivable credit risk exposure is limited.

NOTE 11--SHAREHOLDERS' EQUITY

Pursuant to the Company's Rights Plan, each shareholder holds one right for each share of common stock, and in the event any person acquires 20% of the Company's common stock, each right will give the holder the option to purchase one share of the Company's common stock for $90, subject to adjustment. The rights expire May 16, 2003, and may be redeemed by the Company for $.01 per right. As of September 30, 1997, 5,069,892 shares of the Company's common stock were reserved for issuance under the Company's Rights Plan.

NOTE 12--EMPLOYMENT AGREEMENTS

The Company maintains employment agreements with four directors, three of whom are also officers of the Company. The employment agreements contain change in control provisions that would entitle each of the four directors to receive up to 2.99 times his five year average annual salary plus continuation of certain benefits if there is a change in control in the Company (as defined) and his employment terminates. The maximum contingent liability under these agreements in such event is approximately $7,663,000. The employment agreements also provide for severance benefits, disability and death benefits and, as to one officer-director, consulting services under certain circumstances.

NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED)

Financial data for the interim periods of 1997 and 1996 were as follows:

                                                                   NET        GROSS         NET        EARNINGS
                                                                  SALES      MARGINS     EARNINGS      PER SHARE
                                                                ---------  -----------  -----------  -------------
                                                                     (In thousands, except per share amounts)
Fiscal Year 1997
Quarters
--------------------------------------------------------------

First.........................................................    $30,993      $7,082       $1,437          $.28
Second........................................................     37,611       9,153        2,541           .50
Third.........................................................     29,568       7,480        1,833           .36
Fourth........................................................     55,078      12,702        3,904           .78
                                                                ---------  -----------  -----------     -----
   Total......................................................   $153,250     $36,417       $9,715         $1.92
                                                                ---------  -----------  -----------     -----
                                                                ---------  -----------  -----------     -----

Fiscal Year 1996
Quarters
--------------------------------------------------------------
First.........................................................    $33,024      $6,474       $1,341          $.26
Second........................................................     26,882       5,975        1,002           .20
Third.........................................................     37,218       9,133        2,067           .41
Fourth........................................................     49,367      10,165        2,486           .49
                                                                ---------  -----------  -----------     -----
   Total......................................................   $146,491     $31,747       $6,896         $1.36
                                                                ---------  -----------  -----------     -----
                                                                ---------  -----------  -----------     -----

INDEPENDENT AUDITORS' REPORT
------------------------------------------------------------------------
------------------------------------------------------------------------
Board of Directors and Shareholders
Garan, Incorporated

We have audited the accompanying consolidated balance sheets of Garan, Incorporated and its subsidiaries as at September 30, 1997 and 1996 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the consolidated financial position of Garan, Incorporated and its subsidiaries as at September 30, 1997 and 1996, and the results of consolidated operations, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

                                                 Citrin Cooperman & Company, LLP

New York, New York
November 11, 1997

                                       PART III
                                       --------

         Item 10.  Directors and Executive Officers of the Registrant.

         The information required to be set forth in this Item will be contained in registrant's 1998 Proxy Statement under the caption "Election of Directors" and is incorporated by reference into this Report.

         Item 11.  Executive Compensation.

         The information required to be set forth in this Item will be contained in registrant's 1998 Proxy Statement under the caption "Executive Compensation" and is incorporated by reference into this Report.

         Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

              The information required to be set forth in this Item will be contained in registrant's 1998 Proxy Statement under the caption "Election of Directors; Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference into this Report.

         Item 13.  Certain Relationships and Related Transactions.

              The information required to be set forth in this Item will be contained in registrant's 1998 Proxy Statement under the caption "Transactions with Management" and is incorporated by reference into this Report.

                                       PART IV
    Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       (a) Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules.
                                                                           PAGE

       (1)    Consolidated Financial Statements.

              Included in Part II, Item 8 of this Report:

              Consolidated Balance Sheets as at
September 30, 1997, and September 30, 1996.

              Consolidated Statements of Earnings -
years ended September 30, 1997, September 30, 1996, and
September 30, 1995.

              Consolidated Statements of Shareholders'
Equity - years ended September 30, 1997, September 30, 1996, and September 30, 1995.

              Consolidated Statements of Cash Flows -
years ended September 30, 1997, September 30, 1996, and September 30, 1995.

              Notes to Consolidated Financial Statements for the years ended September 30, 1997, September 30, 1996, and September 30, 1995.

                                                                           PAGE

              Independent Auditors' Report dated
November 11, 1997.

        (2)   Consolidated Financial Statement Schedules.

              Independent Auditors' Report on Schedules dated November 11, 1997, and Consent of Independent Certified
Public Accountants dated December 22, 1997.

              Supplemental Notes to Consolidated Finan-cial Statements for the years ended September 30, 1997, September 30, 1996, and September 30, 1995.

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

                   Amended and Restated Rights Agreement dated as of April 21,
              1993, between the registrant and Chemical Bank (now known as Chase Manhattan Bank) was reported and filed as an exhibit in the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, and is incorporated by reference into this report.

                                                                           PAGE

                   (10) Material Contracts.

                        (i)   Employment and Consulting Agree-
                   ment amended and restated as of October 1, 1996, between the registrant and Seymour Lichtenstein was reported and filed as an
                   Exhibit in the registrant's Quarterly
                   Report on Form 10-Q for the fiscal quarter ended March 31, 1997,and is incorporated by reference into this report.

                        (ii) Employment Agreement amended
                   and restated as of October 1, 1996,
                   between the registrant and Jerald Kamiel was reported and filed as an Exhibit in the registrant's Quarterly Report on
                   Form 10-Q for the fiscal quarter ended
                   March 31, 1997, and is incorporated by
                   reference into this report.

                        (iii)     Employment Agreement amended
                   and restated as of October 1, 1996,
                   between the registrant and William
                   J. Wilson was reported and filed as an
                   Exhibit in the registrant's Quarterly
                   Report on Form 10-Q for the fiscal
                   quarter ended March 31, 1997, and is
                   incorporated by reference into this
                   report.

                        (iv) Employment Agreement amended
                   and restated as of October 1, 1996,
                   between the registrant and Rodney
                   Faver was reported and filed as an
                   Exhibit in the registrant's Quarterly
                   Report on Form 10-Q for the fiscal
                   quarter ended March 31, 1997, and is
                   incorporated by reference into this
                   report.

                        (v)  Supplemental Executive Retire-
                   ment Plan, effective April 1, 1989, was
                   reported and filed as an exhibit in the
                   registrant's Annual Report on Form 10-K
                   for the fiscal year ended September 30,
                   1989, and is incorporated by reference
                   into this report.

                        (vi) Form of Indemnity Agreement
                   dated August 9, 1993, between the regist-rant and each of its directors was re-ported and filed as an exhibit in the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, and is incorporated by reference into this report.

                        (vii)  Indemnity Agreement dated
                   August 9, 1993, between the registrant
                   and Alexander J. Sistarenik was reported and filed as an exhibit in the regis-trant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, and is incorporated by reference into this report.


                   (21) Schedule of Subsidiaries of registrant.

                   (27) Financial Data Schedule.

        (d) The Consolidated Financial Statement Schedules Specified in Item 14(a)(2) are annexed.

                                      SIGNATURES
                                      ----------

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         GARAN, INCORPORATED


December 22, 1997                 By: /s/ William J. Wilson
                                     ------------------------------------
                                     William J. Wilson, Vice President
                                     Finance and Administration


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


December 22, 1997                 /s/ Seymour Lichtenstein
                                  ---------------------------------------
                                  Seymour Lichtenstein
                                  Principal Executive Officer, Director


December 22, 1997                 /s/ William J. Wilson
                                  ---------------------------------------
                                  William J. Wilson
                                  Principal Financial Officer, Director


December 22, 1997                 /s/ Alexander J. Sistarenik
                                  ---------------------------------------
                                  Alexander J. Sistarenik,
                                  Principal Accounting Officer


December 22, 1997                 /s/ Rodney Faver
                                  ---------------------------------------
                                  Rodney Faver, Director


December 22, 1997                 /s/ Jerald Kamiel
                                  ---------------------------------------
                                  Jerald Kamiel, Director


December 22, 1997                 /s/ Marvin S. Robinson
                                  ---------------------------------------
                                  Marvin S. Robinson, Director

                      INDEPENDENT AUDITORS' REPORT ON SCHEDULES
                      -----------------------------------------


Board of Directors
 and Shareholders
Garan, Incorporated

    In connection with our audit of the Consolidated Financial Statements of Garan, Incorporated for the year ended September 30, 1997, incorporated into this Annual Report on Form 10-K in Part II, Item 8, we also have audited the supporting Consolidated Financial Statement Schedules listed in Item 14(a)(2) of this Report. In our opinion, those Consolidated Financial Statement Schedules present fairly, when read in conjunction with the related Consolidated Financial Statements, the financial data required to be set forth therein.


                           CITRIN COOPERMAN & COMPANY, LLP


November 11, 1997
New York, New York





                 CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                 ---------------------------------------------------

    As independent certified public accountants, we hereby consent to the incorporation of our report dated November 11, 1997 included in, or incorporated by reference in, Registration Statement Nos. 2-72544 and 33-29054 on Form S-8 and the related Prospectuses.


                           CITRIN COOPERMAN & COMPANY, LLP


December 22, 1997
New York, New York

                         GARAN, INCORPORATED AND SUBSIDIARIES

               SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 14 - INTEREST INCOME

     Interest income is comprised of the following components:


                           1997           1996         1995
                           ----           ----         ----

    Investments         $2,262,000     $1,999,000   $2,155,000

          Other            511,000        427,000      379,000
                        ----------     ----------   ----------

                        $2,773,000     $2,426,000   $2,534,000
                        ==========     ==========   ==========



Note 15 - ACCRUED LIABILITIES

    Accrued liabilities as at September 30, 1997, and September 30, 1996, consist of the following:


                                 1997             1996

    Payroll/Bonus            $ 4,252,000      $ 3,236,000

     Payroll Taxes               103,000          132,000

    Accrued Expenses          12,079,000        7,953,000
                             -----------      -----------

                             $16,434,000      $11,321,000
                             ===========      ===========