Form 10-Q
period 1997-12-31
GARAN INC
filed 1998-02-13
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1997      Commission File No 1-4506

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

Class                                   Outstanding December 31, 1997

Common Stock (no par value)               5,069,892 shares

                        PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                THREE MONTHS ENDED
                                              12/31/97        12/31/96
                                            ____________    _____________
Net sales                                   $ 37,711,000    $ 30,993,000

Cost of sales                                 28,894,000      23,911,000
                                            ____________    ____________
   Gross margin on sales                       8,817,000       7,082,000

Selling and administrative expenses            5,462,000       5,376,000

Interest on capitalized leases                    27,000          25,000

Interest income                                 (797,000)       (695,000)
                                             ___________     ___________
    Earnings before provision
        for income taxes                       4,125,000       2,376,000

Provision for income taxes                     1,651,000         939,000
                                             ___________     ___________
Net earnings                                 $ 2,474,000     $ 1,437,000
                                             ===========     ===========

Earnings per share data:

   Earnings per share - Basic              $        0.49   $        0.28
                      - Diluted            $        0.48   $        0.28

   Average common shares outstanding- Basic     5,070,000       5,070,000
                                    - Diluted   5,122,000       5,070,000

Dividends paid per share                    $       0.60    $       0.40

                     GARAN, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                              12/31/97         9/30/97
                                            ____________    _____________
ASSETS
Current Assets:
   Cash and cash equivalents                $   9,929,000   $   8,660,000
   U.S. Government securities - short-term     19,793,000      16,223,000
   Accounts receivable, less estimated
     uncollectibles of $517,000 at
     12/31/97 and $510,000 at 9/30/97          16,890,000      31,092,000
   Inventories                                 37,754,000      33,731,000
   Other current assets                         4,251,000       4,308,000
     Total current assets                      88,617,000      94,014,000

U.S. Government Securities - long-term         19,334,000      19,853,000
Property, plant and equipment, less
  accumulated depreciation and amortization    13,194,000      13,470,000
Other assets                                    5,218,000       5,049,000
     TOTAL                                  $ 126,363,000   $ 132,386,000
                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $   4,616,000   $   6,589,000
   Accrued liabilities                         13,462,000      16,434,000
   Federal and state income taxes payable       2,379,000       2,454,000
   Current portion of capitalized leases          130,000         130,000
     Total current liabilities                 20,587,000      25,607,000

Capitalized lease obligations, net of
 current portion                                2,281,000       2,807,000

Deferred income taxes                           3,276,000       3,186,000

Shareholders' Equity:
   Preferred stock ($10 par value) 500,000
     shares authorized; none issued
  Common stock (no par value) 15,000,000
     shares authorized; 5,069,892 issued at
     12/31/97 and 9/30/97                       2,535,000       2,535,000
  Additional paid-in-capital                    5,821,000       5,821,000
  Retained earnings                            91,863,000      92,430,000
    Total shareholders' equity                100,219,000     100,786,000
    TOTAL                                   $ 126,363,000   $ 132,386,000
                                             ============    ============

                    GARAN, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                 THREE MONTHS ENDED
                                              12/31/97          12/31/96
                                            ____________    _____________
Cash Flows From Operating Activities:
  Net earnings                              $   2,474,000   $   1,437,000
  Non cash items included in earnings:
    Depreciation and amortization                 703,000         857,000
    Provision for losses on accounts receivable     5,000          11,000
    Deferred income taxes                          90,000          30,000
  Changes in assets and liabilities:
    U.S. Government Securities - short-term    (1,576,000)      1,583,000
    Accounts receivable                        14,197,000      11,068,000
    Inventories                                (4,023,000)     (4,247,000)
    Other current assets                           57,000         215,000
    Accounts payable                           (1,973,000)     (1,107,000)
    Accrued liabilities                        (2,972,000)     (2,502,000)
    Income taxes payable                          (75,000)       (753,000)
    Other assets                                 (169,000)       (395,000)
  Net Cash Flows From Operating Activities      6,738,000       6,197,000
Cash Flows From Investing Activities:
  Sale of U.S. Gov't securities - long-term     1,032,000       3,037,000
  Purchase of U.S. Gov't securi-
     ties - long-term                         (2,507,000)    (14,872,000)
  Additions to property plant and equipment     (427,000)       (323,000)
  Proceeds from sales of property,
    plant and equipment                                 0          50,000
  Net Cash Flows From Investing Activities    (1,902,000)     (12,108,000)

Cash Flows From Financing Activities:
  Payment of dividends                         (3,041,000)     (2,028,000)
  Repayment of capitalized lease obligations     (526,000)        (24,000)
    Net Cash Flows From Financing Activities   (3,567,000)     (2,052,000)
Increase(Decrease) in Cash and Cash
Equivalents                                     1,269,000      (7,963,000)

Cash and Cash Equivalents At Beginning
  of Period                                     8,660,000      20,587,000
Cash and Cash Equivalents At End of Period  $   9,929,000   $  12,624,000
                                             ============    ============
Supplemental Disclosures
  Cash Paid During The Period For:
    Interest                                $      27,000   $      25,000
    Income taxes                                1,617,000       1,691,000
                                             ============    ============

                          GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                                (UNAUDITED)

1. In the opinion of management, all adjustments necessary to a fair statement of the results of operations have been reflected.

2. Basic and diluted earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period, in accordance with the provisions of the Statement of Financial Accounting Standards No. 128 as follows:

                      1997                               1996
            ----------------------------     ------------------------------
            Income Share Per Share Income Share Per Share Basic EPS $2,474,000 5,069,892 $0.49 $1,437,000 5,069,892 $0.28
                               =========                           ========

Effect of dilutive
options                 51,771

           --------------------              --------------------
           $2,474,000 5,121,663    $0.48     $1,437,000 5,069,892     $0.28
           =============================     ==============================



3.  Inventories consist of the following:

                                              12/31/97        09/30/97
                                            ____________    _____________
Raw Materials                               $  6,845,000    $  6,697,000

Work in process                                7,846,000       6,921,000

Finished Goods                                23,063,000      20,113,000
                                             ___________     ____________
                                            $ 37,754,000    $ 33,731,000
                                             ===========     ============

ITEM 2.
                    GARAN, INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report contain "forward-looking statements" based upon management's expectations and beliefs concerning future events impacting the registrant. Actual results of operations or financial condition may differ because of business conditions in the apparel industry generally, competition, the addition or loss of significant customers or personnel, the timing of orders placed by the registrant's customers, and such other risk factors as may be identified from time to time in the registrant's filings with the Securities and Exchange Commission.

FINANCIAL CONDITION

At December 31, 1997, working capital was $68,030,000, a decrease of $377,000 from September 30, 1997, working capital of $68,407,000. The decrease was due primarily to the special dividend of $0.40 per share paid in December, 1997, offset by an increase in government securities maturing in less than one year. Shareholders' equity at December 31, 1997 was $100,219,000 or $19.77 book value per share, as compared to $100,786,000 or $19.88 book value per share, at September 30, 1997.

RESULTS OF OPERATIONS

Three Month Periods Ended December 31, 1997,and December 31, 1996.

Net sales for the three month period ended December 31, 1997, were $37,711,000 compared to $30,993,000, for the same period last year. Net earnings for the three month period this year were $2,474,000, equal to $0.49 per share, compared to $1,437,000, or $0.28 per share, last year. The increase in net sales for the quarter was primarily the result of an increase in total units shipped.

Gross margin for the three months ended December 31, 1997, was $8,817,000, or 23.4% of net sales, compared to $7,082,000, or 22.9% of net sales, for the comparable period last year. The increase in gross margin was due primarily to improvements in absorption of manufacturing expenses as a result of volume increases.

Selling and administrative expenses for the three months ended
December 31, 1997, were $5,462,000, or 14.5% of net sales, as compared to $5,376,000, or 17.4% of net sales, for the comparable period last year. The slight dollar increase was a result of investments in internal operating systems. The decrease in the percentage of net sales was the result of the increased sales volume.

Interest income for the three months ended was $797,000, an increase from $695,000 in the same period last year. The increase was the result of more favorable rates of return and a higher level of investment.

                        PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended December 31, 1997.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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


DATE: February 12, 1998