Form 10-Q
period 1998-03-31
GARAN INC
filed 1998-05-13
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998      Commission File No 1-4506

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

Class                                   Outstanding March 31, 1998

Common Stock (no par value)               5,123,094 shares

                        PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                THREE MONTHS ENDED
                                              3/31/98         3/31/97
                                            ____________    _____________
Net sales                                   $ 41,098,000    $ 37,611,000

Cost of sales                                 31,197,000      28,458,000
                                            ____________    ____________
   Gross margin on sales                       9,901,000       9,153,000

Selling and administrative expenses            5,632,000       5,597,000

Interest on capitalized leases                    29,000          27,000

Interest income                                 (817,000)       (689,000)
                                             ___________     ___________
    Earnings before provision
        for income taxes                       5,057,000       4,218,000

Provision for income taxes                     2,035,000       1,677,000
                                             ___________     ___________
Net earnings                                 $ 3,022,000     $ 2,541,000
                                             ===========     ===========

Earnings per share data:

   Earnings per share - Basic              $        0.59   $        0.50
                      - Diluted            $        0.59   $        0.50

   Average common shares outstanding- Basic     5,090,000       5,070,000
                                    - Diluted   5,129,000       5,070,000

Dividends paid per share                    $       0.20    $        0.20

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                SIX MONTHS ENDED
                                              3/31/98         3/31/97
                                            ____________    _____________
Net sales                                   $ 78,809,000    $ 68,604,000

Cost of sales                                 60,091,000      52,369,000
                                            ____________    ____________
   Gross margin on sales                      18,718,000      16,235,000

Selling and administrative expenses           11,094,000      10,973,000

Interest on capitalized leases                    56,000          52,000

Interest income                               (1,614,000)     (1,384,000)
                                             ___________     ___________
    Earnings before provision
        for income taxes                       9,182,000       6,594,000

Provision for income taxes                     3,686,000       2,616,000
                                             ___________     ___________
Net earnings                                 $ 5,496,000     $ 3,978,000
                                             ===========     ===========

Earnings per share data:

   Earnings per share - Basic              $        1.08   $        0.78
                      - Diluted            $        1.07   $        0.78

   Average common shares outstanding- Basic     5,090,000       5,070,000
                                    - Diluted   5,129,000       5,070,000

Dividends paid per share                    $       0.80    $       0.60

                     GARAN, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                               3/31/98         9/30/97
                                            ____________    _____________
ASSETS
Current Assets:
   Cash and cash equivalents                $   5,472,000   $   8,660,000
   U.S. Government securities - short-term     22,562,000      16,223,000
   Accounts receivable, less estimated
     uncollectibles of $518,000 at
      3/31/98 and $510,000 at 9/30/97          21,386,000      31,092,000
   Inventories                                 42,700,000      33,731,000
   Other current assets                         4,209,000       4,308,000
     Total current assets                      96,329,000      94,014,000

U.S. Government Securities - Long-term         18,131,000      19,853,000
Property, plant and equipment, less
  accumulated depreciation and amortization    13,867,000      13,470,000
Other assets                                    4,895,000       5,049,000
     TOTAL                                  $ 133,222,000   $ 132,386,000
                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $   8,079,000   $   6,589,000
   Accrued liabilities                         14,724,000      16,434,000
   Federal and state income taxes payable       1,838,000       2,454,000
   Current portion of capitalized leases          130,000         130,000
     Total current liabilities                 24,771,000      25,607,000

Capitalized lease obligations, net of
 current portion                                2,203,000       2,807,000

Deferred income taxes                           3,126,000       3,186,000

Shareholders' Equity:
   Preferred stock ($10 par value) 500,000
     shares authorized; none issued
  Common stock (no par value) 15,000,000
     shares authorized; issued 5,123,094
      at 3/31/98 and 5,069,892 at 9/30/97       2,562,000       2,535,000
  Additional paid-in-capital                    6,698,000       5,821,000
  Retained earnings                            93,862,000      92,430,000
    Total shareholders' equity                103,122,000     100,786,000
    TOTAL                                   $ 133,222,000   $ 132,386,000
                                             ============    ============

                    GARAN, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                 SIX MONTHS ENDED
                                               3/31/98          3/31/97
                                            ____________    _____________
Cash Flows From Operating Activities:
  Net earnings                              $   5,496,000   $   3,978,000
  Non cash items included in earnings:
    Depreciation and amortization               1,481,000       1,550,000
    Provision for losses on accounts receivable    10,000          51,000
    Deferred income taxes                         (60,000)         33,000
  Changes in assets and liabilities:
    U.S. Government Securities - Short-term    (3,877,000)     (2,297,000)
    Accounts receivable                         9,696,000       2,585,000
    Inventories                                (8,969,000)     (3,117,000)
    Other current assets                           99,000         771,000
    Accounts payable                            1,490,000      (  265,000)
    Accrued liabilities                        (1,710,000)     (  428,000)
    Income taxes payable                         (616,000)       ( 37,000)
    Other assets                                  154,000        (561,000)
  Net Cash Flows From Operating Activities      3,194,000       2,263,000
Cash Flows From Investing Activities:        ____________    ____________
  Sale of U.S. Gov't securities - Long-term     4,054,000       6,028,000
  Purchase of U.S. Gov't securi-
     ties - Long-term                          (4,794,000)    (14,650,000)
  Additions to property, plant, and equipment  (1,878,000)       (576,000)
  Proceeds from sales of property,
    plant, and equipment                                0          11,000
  Net Cash Flows From Investing Activities    (2,618,000)     ( 9,187,000)
                                             ____________   ______________
Cash Flows From Financing Activities:
  Payment of dividends                         (4,064,000)     (3,042,000)
  Repayment of capitalized lease obligations     (604,000)        (44,000)
Proceeds from sale of common stock                904,000               0
    Net Cash Flows From Financing Activities   (3,764,000)     (3,086,000)
Decrease in Cash and Cash
Equivalents                                    (3,188,000)    (10,010,000)

Cash and Cash Equivalents At Beginning
  of Period                                     8,660,000      20,587,000
Cash and Cash Equivalents At End of Period  $   5,472,000   $  10,577,000
                                             ============    ============
Supplemental Disclosures
  Cash Paid During The Period For:
    Interest                                $      56,000   $      52,000
    Income taxes                                4,470,000       2,680,000
                                             ============    ============





                          GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1998
                                (UNAUDITED)

1. In the opinion of management, all adjustments necessary to a fair statement of the results of operations have been reflected.

2. Basic and diluted earnings per share, which are calculated on the basis of the weighted average number of common shares outstanding during the period in accordance with the provisions of the Statements of Financial Accounting Standards No. 128, are as follows:

                      1998                               1997
            ----------------------------     ------------------------------
            Income Shares Per Share Income Shares Per Share Basic EPS $5,496,000 5,090,000 $1.08 $3,978,000 5,070,000 $0.78
                               =========                           ========

Effect of
dilutive options        39,000

           --------------------              --------------------
           $5,496,000 5,129,000    $1.07     $3,978,000 5,070,000     $0.78
           =============================     ==============================



3.  Inventories consist of the following:

                                               3/31/98        09/30/97
                                            ____________    _____________
Raw Materials                               $ 7,579,000     $  6,697,000

Work in Process                               6,890,000        6,921,000

Finished Goods                               28,231,000       20,113,000
                                            ___________     ____________
                                            $42,700,000     $ 33,731,000
                                             ===========     ============

ITEM 2.
                    GARAN, INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report contain "forward-looking statements" based upon management's expectations and beliefs concerning future events impacting the registrant. Actual results of operations or financial condition may differ because of business conditions in the apparel industry generally, competition, the addition or loss of significant customers or personnel, the timing of orders placed by the registrant's customers, and such other risk factors as may be identified from time to time in the registrant's filings with the Securities and Exchange Commission.

FINANCIAL CONDITION

At March 31, 1998, working capital was $71,558,000, an increase of $3,151,000 from working capital at September 30, 1997 of $68,407,000. The increase was due primarily to a decrease in accounts receivable and government securities maturing in less than one year net of a seasonal increase in inventory. Shareholders' equity at March 31, 1998, was $103,122,000, or $20.13 book value per share, as compared to $100,786,000, or $19.88 book value per share, at September 30, 1997.

RESULTS OF OPERATIONS

Three and Six Month Periods Ended March 31, 1998, and March 31, 1997.

Net sales for the second quarter of fiscal 1998 were $41,098,000, compared to $37,611,000, for the same period in fiscal 1997. Net earnings for the second quarter were $3,022,000, equal to $0.59 per share, compared to $2,541,000, or $0.50 per share, in fiscal 1997. Net sales for the first six months of fiscal 1998 were $78,809,000, compared to $68,604,000 in fiscal 1997. Net earnings for the six month period were $5,496,000, equal to $1.08 per share, compared to $3,978,000, or $0.78 per share, in fiscal 1997. The increase in net sales for both periods was primarily a result of an increase in total units shipped.

Gross margin for the three months ended March 31, 1998, was $9,901,000, or 24.1% of net sales, compared to $9,153,000, or 24.3% of net sales, for the comparable period in fiscal 1997. Gross margin for the six months ended March 31, 1998, was $18,718,000, or 23.8% of net sales, compared to $16,235,000 or 23.7% of net sales, for the comparable period in fiscal 1997. The dollar increase in gross margin was due primarily to the increased sales volume.

Selling and administrative expenses for the three months ended
March 31, 1998, were $5,632,000, or 13.7% of net sales, as compared to $5,597,000, or 14.9% of net sales, for the comparable period in fiscal 1997. Selling and administrative expenses for the six months ended March 31, 1998, were $11,094,000, or 14.1% of net sales, as compared to $10,973,000, or 16.0% of net sales, for the comparable period in fiscal 1997. Because the dollar value remained constant, the decrease in selling and administrative expenses as a percentage of net sales was the result of increased sales volume.

                        PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended March 31, 1998.

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


DATE: May 13, 1998