Form 10-Q
period 1998-06-30
GARAN INC
filed 1998-08-14
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 1998      Commission File No 1-4506

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

Class                                   Outstanding June 30, 1998
Common Stock (no par value)               5,128,719 shares

                        PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                   THREE MONTHS ENDED
                                              6/30/98         6/30/97
                                            ------------    -------------
Net sales                                   $  43,706,000    $ 29,568,000

Cost of sales                                  33,267,000      22,088,000
                                            -------------   -------------
   Gross margin on sales                       10,439,000       7,480,000

Selling and administrative expenses             5,980,000       5,095,000

Interest on capitalized leases                     27,000          35,000

Interest income                                  (729,000)       (705,000)
                                             ------------    ------------
    Earnings before provision
        for income taxes                        5,161,000       3,055,000

Provision for income taxes                      2,090,000       1,222,000
                                             ------------    ------------
Net earnings                                $   3,071,000    $  1,833,000
                                             ============    ============
Earnings per share data:

    Earnings per share                      $        0.60    $       0.36

                                Diluted     $        0.60    $       0.36

    Average common shares outstanding           5,103,000       5,070,000

                                Diluted         5,137,000       5,070,000

Dividends paid per share                    $        0.20   $        0.20



                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                    NINE MONTHS ENDED
                                               06/30/98         06/30/97
                                            -------------    -------------
Net sales                                   $122,515,000   $   98,172,000

Cost of sales                                 93,358,000       74,457,000
                                             ------------    ------------
   Gross margin on sales                      29,157,000       23,715,000

Selling and administrative expenses           17,074,000       16,068,000

Interest on capitalized leases                    83,000           87,000

Interest income                               (2,343,000)      (2,089,000)
                                             ------------    ------------
    Earnings before provision
        for income taxes                      14,343,000        9,649,000

Provision for income taxes                     5,776,000        3,838,000
                                             ------------    ------------
Net earnings                                $  8,567,000   $    5,811,000
                                             ============    ============

Earnings per share data:

    Earnings per share                      $       1.68   $         1.14

                      Diluted               $       1.67   $         1.14

    Average common shares outstanding          5,103,000        5,070,000

                      Diluted                  5,137,000        5,070,000

Dividends paid per share                    $       1.00   $         0.80

                     GARAN, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                                06/30/98        9/30/97
                                              ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents                $     572,000  $    8,660,000
   U.S. Government securities - short-term     15,582,000      16,223,000
   Accounts receivable, less estimated
     uncollectibles of $518,000 at
      6/30/98 and $510,000 at 9/30/97          24,727,000      31,092,000
   Inventories                                 49,067,000      33,731,000
   Other current assets                         3,917,000       4,308,000
                                              ------------   ------------
     Total current assets                      93,865,000      94,014,000

U.S. Government Securities - long-term          21,109,00      19,853,000
Property, plant and equipment, less
  accumulated depreciation and amortization    13,410,000      13,470,000
Other assets                                    5,413,000       5,049,000
                                              ------------    -----------
     TOTAL                                  $ 133,797,000  $  132,386,000
                                              ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $   5,912,000  $    6,589,000
   Accrued liabilities                         15,534,000      16,434,000
   Federal and state income taxes payable       1,805,000       2,454,000
 Current portion of capitalized leases            130,000         130,000
                                             ------------    ------------
     Total current liabilities                 23,381,000      25,607,000
                                             ============    ============
Capitalized lease obligations, net of
 current portion                                2,177,000       2,807,000
Deferred income taxes                           2,976,000       3,186,000
                                             ------------    ------------
Shareholders' Equity:
   Preferred stock ($10 par value) 500,000
     shares authorized; none issued
  Common stock (no par value) 15,000,000
     shares authorized; 5,128,719 issued at
      6/30/98 and 5,069,892, at 9/30/97         2,564,000       2,535,000
  Additional paid-in-capital                    6,792,000       5,821,000
  Retained earnings                            95,907,000      92,430,000
                                              -----------    ------------
    Total shareholders' equity                105,263,000     100,786,000
                                              -----------    ------------
    TOTAL                                   $ 133,797,000  $  132,386,000
                                             ============    ============

                    GARAN, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                   NINE MONTHS ENDED
                                              06/30/98         06/30/97
                                            ------------    -------------
Cash Flows From Operating Activities:
  Net earnings                              $   8,567,000  $   5,811,000
  Adjustments to reconcile net cash
    Provided by Operating Actitivies:
    Depreciation and amortization               2,517,000      2,244,000
    Provision for losses on accounts receivable    10,000         61,000
    Deferred income taxes                        (210,000)       (60,000)
  Changes in assets and liabilities:
    U.S. Government Securities - short-term       113,000      1,376,000
    Accounts receivable                         6,355,000      9,947,000
    Inventories                               (15,336,000)   (14,981,000)
    Other current assets                          391,000      1,766,000
    Accounts payable                             (677,000)     1,406,000
    Accrued liabilities                          (900,000)       463,000
    Income taxes payable                         (649,000)      (909,000)
    Other assets                                 (364,000)      (570,000)
                                              -----------   ------------
  Net Cash provided by Operating Activities      (183,000)     6,554,000
                                              -----------   ------------
Cash Flows From Investing Activities:
  Sale of U.S. Gov't securities - long-term     5,063,000      6,028,000
  Purchase of U.S. Gov't securi-
     ties - long-term                          (5,791,000)   (21,721,000)
  Additions to property plant and equipment    (2,457,000)      (821,000)
  Proceeds from sales of property,
    plant and equipment                                 0        135,000
                                              -----------   ------------
  Net Cash used for Investing Activities       (3,185,000)   (16,379,000)
                                              -----------   ------------
Cash Flows From Financing Activities:
  Payment of dividends                         (5,090,000)    (4,056,000)
  Repayment of capitalized lease obligations     (630,000)      (124,000)
  Proceeds from exercised stock options         1,000,000              0
                                             ------------   ------------
    Net Cash used for Financing Activities     (4,720,000)    (4,180,000)
                                             ------------   ------------
Net decrease in Cash and Cash Equivalents      (8,088,000)   (14,005,000)
Cash and Cash Equivalents At Beginning
  of Period                                     8,660,000     20,587,000
                                              -----------   ------------
Cash and Cash Equivalents At End of Period  $    572,000   $   6,582,000
                                              ===========   ============
Supplemental Disclosures
  Cash Paid During The Period For:
    Interest                                $      83,000  $      87,000
    Income taxes                                6,743,000      4,350,000
                                              ===========   ============

              GARAN, INCORPORATED AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1998
                          (UNAUDITED)

1. In the opinion of management, all adjustments necessary to a fair statement of the results of operations have been reflected.

2. Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period in accordance with the provisions of Statement of Financial Accounting Standards No. 128 as follows:


Nine Months Ended June 30,

                        1998                                       1997
           ----------------------------------      ---------------------------------
           Income       Shares     Per Share          Income    Shares     Per Share
Basic EPS  $8,567,000   5,103,000   $    1.68      $ 5,811,000  5,070,000   $   1.14
                                    =========                               ========

Effect of dilutive
options                 34,000

            ---------------------                  ------------------------
Diluted EPS $8,567,000  5,137,000   $    1.67        5,811,000   5,070,000  $   1.14
           ==================================      =================================

3.  Inventories consist of the following:

                                             6/30/98         9/30/97
                                           ------------    -------------
Raw Materials                             $   7,633,000    $  6,697,000

Work in process                               7,352,000       6,921,000

Finished Goods                               34,082,000      20,113,000
                                            -----------     ------------
                                          $  49,067,000    $ 33,731,000
                                            ============   =============

ITEM 2.

              GARAN, INCORPORATED AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report contain "forward-looking statements" based upon management's expectations and beliefs concerning future events impacting the registrant. Actual results of operations or financial condition may differ because of business conditions in the apparel industry generally, competition, the addition or loss of a significant customer or personnel, the timing of orders placed by the registrant's customers, and such other risk factors as may be identified from time to time in the registrant's filings with the Securities and Exchange Commission.

FINANCIAL CONDITION

At June 30, 1998, working capital was $70,484,000, an increase of $ 2,077,000 from September 30, 1997, working capital of $68,407,000. The increase was due primarily to a seasonal increase in inventory offset by decreases in accounts receivable and cash and cash equivalents. Shareholders' equity at June 30, 1998, was $105,263,000, or $20.52 book value per share, as compared to $100,786,000, or $19.88 book value per share, at September 30, 1997.

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended June 30, 1998, and June 30, 1997.

Net sales for the third quarter of fiscal 1998 were $43,706,000, compared to $29,568,000 for the same period last year. Net earnings for the third quarter were $3,071,000, equal to $0.60 per share, compared to $1,833,000, or $0.36 per share, last year. Net sales for the first nine months of fiscal 1998 were $122,515,000 compared to $98,172,000 last year. Net earnings for the nine month period were $8,567,000, equal to $1.68 per share, compared to $5,811,000, or $1.14 per share, last year. The increase in net sales for both periods was principally attributable to an increase in units sold.

Gross margin for the three month period ended June 30, 1998, was $10,439,000, or 23.9% of net sales, compared to $7,480,000, or 25.3% of net sales, for the comparable period last year. Gross margin for the nine months ended June 30, 1998, was $29,157,000, or 23.8% of net sales, compared to $23,715,000, or
24.2% of net sales, for the comparable period last year. The increase in gross margin dollars was due to the increased sales volume. The slight reduction in the gross profit percentage was due to changes in the product mix.

Selling and administrative expenses for the three months ended June 30, 1998, were $5,980,000, or 13.7% of net sales, as compared to $5,095,000, or 17.2% of net sales, for the comparable period last year. Selling and administrative expenses for the nine-months ended June 30, 1998, were $17,074,000, or 13.9% of net sales, as compared to $16,068,000, or 16.4% of net sales, for the comparable period last year. The increase in selling and administrative expenses was a result of increased volume related expenses and advertising costs. The decrease in selling and administrative expenses as a percentage of net sales resulted from the increased sales volume.


YEAR 2000

The registrant's principal computer systems consist of (i) management information software ("MIS"), such as payroll, accounts receivable, and general ledger, (ii) electronic data interchange ("EDI") for order-taking, invoicing, and the like between the registrant and its major customers and suppliers, and (iii) systems involved in the registrant's manufacturing operations. The registrant has either purchased or plans to purchase new software to replace all of the components of its MIS systems which were not Year 2000 compliant, has purchased and is implementing new, Year 2000 compliant EDI software, and does not require any material change to its manufacturing systems for Year 2000 compliance. Although the registrant could incur operating problems if it were unable to receive orders from its customers through EDI if the customer is not EDI compliant, the registrant believes that its major customers either have completed or are in the process of completing Year 2000 compliance projects with respect to their EDI systems. The entire cost of the registrant's Year 2000 compliance program is not material to the registrant, and the registrant anticipates that all of its computer systems will be Year 2000 compliant by June 30, 1999.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its' behalf by the undersigned thereunto duly authorized.


                                  GARAN, INCORPORATED

                                       /s/ SEYMOUR LICHTENSTEIN
                                   BY: ----------------------------
                                       Seymour Lichtenstein
                                       Principal Executive Officer

                                       /s/ WILLIAM J. WILSON
                                  BY:  ----------------------------
                                       William J. Wilson
                                       Principal Financial Officer


DATE: August 13, 1998