Form 10-K
period 1998-09-30
GARAN INC
filed 1998-12-29
CIK 39917

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended September 30, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on December 1, 1998, was approximately $117,000,000.

     At December 1, 1998, 5,139,737 shares of the registrant's
Common Stock, no par value, were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE


     The registrant incorporates by reference in Part III of this Report specified portions of its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1999 Annual Meeting of Shareholders ("1999 Proxy Statement").

                                        PART I

     Item 1.   Business.

         (a)   General development of business.

               (a)(1) The registrant was incorporated on December 4, 1957. During the fiscal year ended September 30, 1998, there were no material changes or developments in the business done by the registrant or its subsidiaries or in the manner in which it conducted its business during the prior five fiscal years.

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

               (c)(i) The registrant is engaged in the design, manufacture, and sale of apparel for men, women, and children including boys, girls, toddlers, and infants. The percentage of registrant's net sales in each of the foregoing categories in the last three fiscal years is as follows:

                                         Percentage of Net Sales
                                        (years ended September 30)

                                        1998      1997      1996
                                        ----      ----      ----
Men's apparel                             7%        6%        8%

Women's apparel                          16        14        18

Children's apparel                       77        80        74

The registrant produces apparel primarily sold to regional mass merchandisers, major national chain stores, department stores, and specialty stores. Sales are made primarily by the registrant's salaried sales staff.

               (c)(ii)   Not applicable.

               (c)(iii) Raw materials essential to the registrant are readily available from various alternate sources of supply.

               (c)(iv) The registrant distributes children's apparel under various of its own trademarks including, principally, GARAN and GARANIMALS, men's apparel under various of its own trademarks including, principally, GARAN, and women's apparel under various of its own trademarks including, principally, GARAN. Sales of branded apparel under the registrant's own trademarks accounted for approximately 22%, 16%, and 4% of the registrant's net sales in fiscal 1998, 1997, and 1996, respectively.

               The registrant also distributes apparel under various trademarks licensed from third parties. Since 1975, registrant has been a non-exclusive licensee of professional sports leagues and teams for T-shirts, knit shirts, sweatshirts, and sweaters for boys and men, since 1990, registrant has been a non-exclusive licensee of various colleges and universities for sweatshirts and knit shirts for boys and men, and since 1995, the registrant has been the exclusive licensee of the trademark EVERLAST for men's, boys', and girls' activewear. Sales of all such licensed apparel by registrant accounted for approximately 5%, 10%, and 9% of the registrant's net sales in fiscal 1998, 1997, and 1996, respectively. The license agreements for EVERLAST expire on December 31, 1998, and will not be renewed. Since 1986, the regis-trant has been the exclusive licensee of the trademark BOBBIE BROOKS for girls' and women's apparel, and sales of apparel by registrant bearing the BOBBIE BROOKS trademark accounted for approximately 16%, 14%, and 8% of the registrant's net sales in fiscal 1998, 1997, and 1996, respectively. Total sales of all apparel bearing licensed trademarks and logos, some of which apparel also bears the registrant's trademarks G.T.S, TEAM RATED, and SCRIMMAGE, accounted for approximately 21%, 26%, and 28% of the registrant's net sales in fiscal 1998, 1997, and 1996, respectively. The terms of the foregoing license agreements range from 1 to 3 years, royalty rates range from 1% to 12% of net sales, each license agreement has a minimum royalty commitment, and certain license agreements impose an advertising commitment.

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

               (c)(vi)   Not applicable.

               (c)(vii) Wal-Mart Stores, Inc. accounted for 80%, 71%, and 66% of the registrant's net sales during fiscal 1998, 1997, and 1996, respectively. During the same periods, J.C. Penney Company, Inc. accounted for 10%, 12%, and 15% of the registrant's net sales. The registrant has had business relationships with Wal-Mart Stores, Inc. and J.C. Penney Company, Inc. for more than the past 20 years, but as neither of these relationships involves a long-term contractual commitment, there can be no assurance as to the level of future business with either of these customers. The balance of the registrant's sales are made to approximately 1,500 accounts, none of which is responsible for more than 10% of the registrant's net sales.

               (c)(viii) The registrant plans its production based upon retailer commitments for long range programs permitting the registrant to maintain production levels relatively constant throughout the year. In view of the registrant's reliance on such commitments and emphasis on replenishment programs and EDI order placement, purchase orders are not significant to an understanding of registrant's business.

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

               (c)(xii) The registrant's compliance with Federal, state, and local environmental laws and regulations had no material effect upon its capital expenditures, earnings, or competitive position during the fiscal year ended September 30, 1998. The registrant does not anticipate any material capital expenditures for environmental control in either its present or succeeding fiscal years.

               (c)(xiii) The registrant employed approximately 3,000 persons at September 30, 1998.

         (d) Financial information about foreign and domestic operations and export sales.

               The registrant has operated a manufacturing facility in Costa Rica since 1984, in fiscal 1995, it began operating manufacturing facilities in El Salvador, and in 1998 it began operating manufacturing facilities in Honduras. The registrant was not otherwise engaged in business within any foreign country during the fiscal year ended September 30, 1998.

               During fiscal 1998, 1997, and 1996, export sales by registrant amounted to less than 1% of total sales and are not considered to be significant to an understanding of registrant's business.

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

Clinton,
Kentucky         Manufacturing      52,000        Fee

Corinth,
Mississippi      Manufacturing      76,000        Fee

Eupora,
Mississippi      Manufacturing      96,742        Lease     (1)(3)

Jemison,
Alabama          Manufacturing      20,800        Lease     2001(1)

Kaplan,
Louisiana        Manufacturing      87,900        Lease     (1)(4)
                                    43,900        Fee       (4)
Marksville,
Louisiana        Manufacturing      75,000        Lease     1999(1)

New York,
New York         Showroom
                 and Office         38,500        Lease     2011
Ozark,
Arkansas         Manufacturing      75,000        Lease     2002(1)

Philadelphia,
Mississippi      Manufacturing     107,920        Lease     (1)(5)

Rainsville,
Alabama          Manufacturing      53,000        Fee

San Jose,
Costa Rica       Manufacturing      33,258        Fee

                                                            Expiration
Location         Use               Sq. Ft.        Estate       Date
--------         ---               -------        ------    ----------
San Pedro Sula,
Honduras         Manufacturing      26,000        Lease     2003(1)

San Salvador,
El Salvador      Manufacturing      41,047        Lease     2000

San Salvador,
El Salvador      Manufacturing      24,200        Lease     2001

San Salvador,
El Salvador      Manufacturing      16,937        Lease     2001

San Salvador,
El Salvador      Manufacturing      30,896        Lease     2002

Starkville,
Mississippi      Manufacturing
                  and Office        90,000        Lease     2003(1)


          (1) The registrant or a wholly-owned subsidiary of the registrant has the option to purchase the facilities and/or to renew each of the current leases for terms which vary between 2 and 66 years.

          (2) One continuous building consisting of a 63,000 square foot section leased to 1999, a 22,500 square foot section leased to 2002, and a 19,800 square foot section leased to 2004.

          (3) One continuous building consisting of a 15,000 square foot section leased to 1999, a 21,000 square foot section leased to 2003, a 41,000 square foot section leased to 1999, and a 19,742 square foot section leased to 2004.

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

          (5) One continuous building consisting of a 78,000 square foot section leased to 2000 and a 29,920 square foot section leased to 2004.

          The registrant believes that its facilities are suitable and adequate for its foreseeable needs, and except as otherwise noted, each was fully utilized during fiscal 1998.

          Item 3.   Legal Proceedings.

               None.

          Item 4.   Submission of Matters to a Vote of Security Holders.

               Not applicable.

                                       PART II

          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

              (a),  (b), and (c) Market information, Holders, and Dividends.

          The registrant's common stock is listed and traded on the American Stock Exchange under the symbol GAN. The high and low sales prices during each quarterly period for fiscal years 1998 and 1997 are set forth in the table below:

                                       Sales Price of Common Stock
                                   ------------------------------------
                                         1998              1997
                                         ----              ----
Quarters                           High      Low      High      Low
--------                           ----      ---      ----      ---
First   . . . . . . . . . . . .    $26 1/8  $22 1/8   $20 1/8   $16 3/4

Second  . . . . . . . . .  .  .     28      21 1/2    21 1/8    17 3/8

Third   . . . . . . . . . . . .     28      26 1/2    20 7/8    17 3/8

Fourth  . . . . . . . . . . . .     29      23 3/8    23 3/4    19


Dividends paid during the last two fiscal years were as follows:

                                    Dividends Paid per Share
Quarters                                 1998      1997
--------                                 ----      ----
First   -Regular  . . . . . . .         $ .20     $ .20
        -Special  . . . . . . .           .40       .20
Second  -Regular  . . . . . . .           .20       .20
Third   -Regular  . . . . . . .           .20       .20
Fourth  -Regular  . . . . . . .           .20       .20

        Total . . . . . . . . .         $1.20     $1.00


As at December 1, 1998, there were 449 shareholders of record including Cede & Company in its capacity as nominee for the Depository Trust Company.

Item 6. Selected Financial Data

FIVE-YEAR REVIEW
------------------------------------------------------------------------

                                                        1998          1997          1996          1995          1994
--------------------------------------------------------------------------------------------------

NET SALES                                           $194,197,000  $153,250,000  $146,491,000  $141,330,000  $173,002,000

COST OF SALES                                        148,382,000   116,833,000   114,744,000   111,454,000   131,687,000
--------------------------------------------------------------------------------------------------

GROSS MARGIN ON SALES                                 45,815,000    36,417,000    31,747,000    29,876,000    41,315,000

SELLING AND ADMINISTRATIVE EXPENSES                   25,126,000    22,915,000    22,652,000    23,270,000    27,320,000

INTEREST ON CAPITALIZED LEASES                           111,000       119,000       123,000       141,000       153,000

INTEREST INCOME                                       (2,960,000)   (2,773,000)   (2,426,000)   (2,534,000)   (1,491,000)
--------------------------------------------------------------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES            23,538,000    16,156,000    11,398,000     8,999,000    15,333,000

PROVISION FOR INCOME TAXES                             9,501,000     6,441,000     4,502,000     3,510,000     5,980,000
--------------------------------------------------------------------------------------------------

NET EARNINGS                                         $14,037,000    $9,715,000    $6,896,000    $5,489,000    $9,353,000
--------------------------------------------------------------------------------------------------

EARNINGS PER SHARE--BASIC                                  $2.75         $1.92         $1.36         $1.08         $1.84

                  --DILUTED                                $2.73         $1.92         $1.36         $1.08         $1.84

AVERAGE SHARES OUTSTANDING--BASIC                      5,109,000     5,070,000     5,070,000     5,070,000     5,070,000

                           --DILUTED                   5,150,000     5,070,000     5,070,000     5,070,000     5,070,000

DIVIDENDS PAID PER SHARE                                   $1.20         $1.00         $1.00         $1.00         $1.80
--------------------------------------------------------------------------------------------------

CURRENT ASSETS                                      $112,116,000   $94,014,000   $93,393,000   $88,685,000   $98,896,000

CURRENT LIABILITIES                                   31,267,000    25,607,000    17,626,000    20,237,000    18,519,000
--------------------------------------------------------------------------------------------------

WORKING CAPITAL                                       80,849,000    68,407,000    75,767,000    68,448,000    80,377,000

WORKING CAPITAL RATIO                                       3.62          3.67          5.30          4.38          5.34
--------------------------------------------------------------------------------------------------

TOTAL ASSETS                                        $146,173,000  $132,386,000  $119,547,000  $120,431,000  $118,525,000
--------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                                 $2,170,000    $2,807,000    $2,937,000    $3,061,000    $3,620,000
--------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY                                $109,707,000  $100,786,000   $96,141,000   $94,315,000   $93,896,000

COMMON STOCK ISSUED AND OUTSTANDING                    5,128,719     5,069,892     5,069,892     5,069,892     5,069,892
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

NET SALES

Net sales in fiscal 1998 were $194,197,000, an increase of $40,947,000 over fiscal 1997 net sales of $153,250,000. The 1998 sales increase was primarily a result of an increase in total units shipped within the Childrenswear Division.

Net sales in fiscal 1997 were $153,250,000, an increase of $6,759,000 over fiscal 1996 net sales of $146,491,000. The 1997 sales increase was the result of an increase in total units shipped offset in part by a reduction in average unit selling price primarily caused by a change in the mix of products sold. Sales growth occurred in the Childrenswear Division, which was offset by the discontinued business related to Disney animated films.

GROSS MARGIN

Gross margin in fiscal 1998 was $45,815,000, or 24% of net sales, as compared to $36,417,000, or 24% of net sales, in fiscal 1997. The gross margin was comparable as a percentage of sales to the same period last year. The dollar increase was due to the increased sales volume.

Gross margin in fiscal 1997 was $36,417,000, or 24% of net sales, as compared to $31,747,000, or 22% of net sales, in fiscal 1996. The increase in gross margin was due to the combination of improvements in manufacturing efficiency due to increased production and absorption of overhead.

SELLING AND ADMINISTRATIVE EXPENSES; INTEREST INCOME

Selling and administrative expenses in fiscal 1998 were $25,126,000, or 13% of net sales, as compared to $22,915,000, or 15% of net sales, in fiscal 1997. The dollar increase in the amount of expenditures was due to additional shipping expense related to volume, increased advertising expense, and continued investment in and upgrading of computer systems. The decrease as a percentage of sales was attributable to the increased sales volume.

Selling and administrative expenses in fiscal 1997 were $22,915,000, or 15% of net sales, as compared to $22,652,000, or 15% of net sales, in fiscal 1996. The selling and administrative expenses in fiscal 1997 were comparable as a percentage of sales to the same period in the prior year. The slight increase in dollars is the result of improvements to internal operating systems and systems related to customer service offset by a decrease in royalty expenses related to Disney animated film licenses.

Interest income in fiscal 1998 was $2,960,000, an increase from $2,773,000 in the previous year. The increase from 1997 to 1998 was the result of higher levels of investments.

Interest income in fiscal 1997 was $2,773,000, an increase from $2,426,000 in the previous year. The increase from 1996 to 1997 was the result of more favorable rates of return throughout the year and higher levels of investments.

-----------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The balance sheet continued to reflect the strong financial condition of the Company. At September 30, 1998 working capital was $80,849,000, an increase of $12,442,000 from September 30, 1997 working capital of $68,407,000. The major change in the components of the Company's working capital during 1998 was an increase in accounts receivable resulting from high seasonal shipments during the last two months of fiscal 1998 and an increase in the amount of long-term investments becoming short-term as a result of approaching maturities.

The Company's primary source of cash during the three years ended September 30, 1998 has been its operating activities. In 1998, 1997 and 1996, operating activities provided $12,583,000, $11,632,000 and $20,453,000, respectfully. In addition, in fiscal 1998 $1,000,000 was received from the exercise of stock options.

The primary uses of cash during the three-year period ended September 30, 1998, has been payment of dividends, additions to property, plant and equipment, and repayment of capitalized lease obligations.

At September 30, 1998, shareholders' equity was $109,707,000 or $21.39 per share, up from $100,786,000, or $19.88 per share, at September 30, 1997. At September 30, 1996, shareholders' equity was $96,141,000, or $18.96 per share.

In fiscal 1998 the Company continued its year end special dividend payment which it initiated in fiscal 1988. The special dividend generally is paid in November, after the balance sheet date.

Management believes that the Company has sufficient working capital to finance its operations and projected growth. There were no short-term borrowings outstanding during fiscal years 1998, 1997 and 1996, and management does not anticipate the need for any such borrowings. If necessary, the Company has the ability to obtain funds from a number of sources to meet its seasonal and long-term requirements.

YEAR 2000

The Company's principal MIS computer systems consist of (1) accounting software, such as payroll, accounts receivable, and general ledger, (2) electronic data interchange ("EDI") for receiving orders, invoicing, and the like between the Company and its major customers and suppliers, and (3) customer order management systems. In addition, the Company uses computer systems in its manufacturing operations. The Company has purchased software to replace all of the components of its MIS systems which were not Year 2000 compliant, and is implementing the Year 2000 compliant EDI software for 1, 2, and 3 above. The Company does not require any material change to its manufacturing systems for Year 2000 compliance. Although the Company could incur operating problems if it were unable to receive orders from its customers through EDI if the customer is not EDI compliant, the Company believes that its major customers either have completed or are in the process of completing Year 2000 compliance projects with respect to their EDI systems. The entire cost of the Company's Year 2000 compliance program is not material to the Company, and the Company anticipates that all of its MIS computer systems will be Year 2000 compliant by June 30, 1999.

Item 7a. Qualitative and Quantitative Disclosure about Market Risk

     The registrant does not believe it is exposed to market risk with respect to any of its investments; the registrant does not utilize market rate sensitive instruments for trading or other purposes. The registrant's investments consist primarily of U.S. Government securities with maturities of four years or less (see Footnote 2 to the Notes to Consolidated Financial Statements).

Item 8. Financial Statements & Supplementary Data
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------

                      ASSETS                        SEPTEMBER 30, 1998   SEPTEMBER 30, 1997

--------------------------------------------------------------------------------

CURRENT ASSETS:
  Cash and cash equivalents                              $9,599,000           $8,660,000
  U.S. Government securities--short-term                 22,216,000           16,223,000
  Accounts receivable, less estimated
    uncollectibles of $517,000 at 1998 and
    $510,000 at 1997                                     42,563,000           31,092,000
  Inventories                                            32,776,000           33,731,000
  Other current assets                                    4,962,000            4,308,000
-------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                             112,116,000           94,014,000
-------------------------------------------------------------------------------------------
U.S. GOVERNMENT SECURITIES--LONG-TERM                    15,315,000           19,853,000
PROPERTY, PLANT AND EQUIPMENT, NET                       13,345,000           13,470,000
OTHER ASSETS                                              5,397,000            5,049,000
-------------------------------------------------------------------------------------------
       TOTAL                                           $146,173,000         $132,386,000

--------------------------------------------------------------------------------

          LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                       $8,555,000           $6,589,000
  Accrued liabilities                                    18,575,000           16,434,000
  Income taxes payable                                    4,000,000            2,454,000
  Current portion of capitalized lease obligations          137,000              130,000
-------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                         31,267,000           25,607,000
-------------------------------------------------------------------------------------------
CAPITALIZED LEASE OBLIGATIONS, NET OF CURRENT
PORTION                                                   2,170,000            2,807,000
-------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                     3,029,000            3,186,000
-------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
  Preferred stock ($10 par value), 500,000 shares
    authorized; none issued
  Common stock (no par value), 15,000,000 shares
    authorized; shares issued: 5,128,719 at 1998
    and 5,069,892 at 1997                                 2,564,000            2,535,000
  Additional paid-in capital                              6,792,000            5,821,000
  Retained earnings                                     100,351,000           92,430,000
-------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                       109,707,000          100,786,000
-------------------------------------------------------------------------------------------
       TOTAL                                           $146,173,000         $132,386,000

--------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF EARNINGS
------------------------------------------------------------------------

                                                           YEARS ENDED SEPTEMBER 30,
                                                    ----------------------------------------
                                                        1998          1997          1996
--------------------------------------------------------------------------------------------
NET SALES                                           $194,197,000  $153,250,000  $146,491,000
  Cost of sales                                      148,382,000   116,833,000   114,744,000
--------------------------------------------------------------------------------------------
  Gross margin on sales                               45,815,000    36,417,000    31,747,000
  Selling and administrative expenses                 25,126,000    22,915,000    22,652,000
  Interest on capitalized leases                         111,000       119,000       123,000
  Interest income                                     (2,960,000)   (2,773,000)   (2,426,000)
--------------------------------------------------------------------------------------------
  Earnings before provision for income taxes          23,538,000    16,156,000    11,398,000
  Provision for income taxes                           9,501,000     6,441,000     4,502,000
--------------------------------------------------------------------------------------------
NET EARNINGS                                         $14,037,000    $9,715,000    $6,896,000
--------------------------------------------------------------------------------------------
  Earnings per share--Basic                                $2.75         $1.92         $1.36
                    --Diluted                              $2.73         $1.92         $1.36
  Average shares outstanding--Basic                    5,109,000     5,070,000     5,070,000
                             --Diluted                 5,150,000     5,070,000     5,070,000
--------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------

                                                      ADDITIONAL
                                            COMMON     PAID-IN     RETAINED
YEARS ENDED 1996, 1997 AND 1998             STOCK      CAPITAL     EARNINGS       TOTAL
------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995             $2,535,000  $5,821,000  $85,959,000  $94,315,000
------------------------------------------------------------------------------------------
  Net earnings                                                      6,896,000    6,896,000
  Dividends paid--$1.00 per share                                  (5,070,000)  (5,070,000)
------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996             $2,535,000  $5,821,000  $87,785,000  $96,141,000
------------------------------------------------------------------------------------------
  Net earnings                                                      9,715,000    9,715,000
  Dividends paid--$1.00 per share                                  (5,070,000)  (5,070,000)
------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997             $2,535,000  $5,821,000  $92,430,000 $100,786,000
------------------------------------------------------------------------------------------
  Net earnings                                                     14,037,000   14,037,000
  Exercise of stock options                   29,000     971,000                 1,000,000
  Dividends paid--$1.20 per share                                  (6,116,000)  (6,116,000)
------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998             $2,564,000  $6,792,000 $100,351,000 $109,707,000
------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------

                                                      YEARS ENDED SEPTEMBER 30,
                                                -------------------------------------
                                                   1998          1997          1996
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET EARNINGS                                  $14,037,000    $9,715,000    $6,896,000
  ADJUSTMENTS TO RECONCILE NET EARNINGS TO
    NET
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Depreciation and amortization                 3,835,000     2,932,000     3,426,000
    Provision for losses on accounts
    receivable                                      (15,000)       62,000        43,000
    Deferred income taxes                          (706,000)     (325,000)       25,000
    Changes in assets and liabilities:
       U.S. Government Securities--short-term       733,000       373,000    12,887,000
       Accounts receivable                      (11,456,000)   (5,113,000)     (338,000)
       Inventories                                  955,000    (5,092,000)      815,000
       Other current assets                        (163,000)    1,759,000    (1,146,000)
       Accounts payable                           1,966,000     1,980,000    (2,242,000)
       Accrued liabilities                        2,141,000     5,113,000       316,000
       Income taxes payable                       1,604,000     1,041,000      (655,000)
       Other assets                                (348,000)     (813,000)      426,000
---------------------------------------------------------------------------------------
       NET CASH FLOWS FROM OPERATING
       ACTIVITIES                                12,583,000    11,632,000    20,453,000
---------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of U.S. Government
    Securities--long-term                        22,840,000     6,028,000       997,000
  Purchase of U.S. Government
    Securities--long-term                       (25,028,000)  (22,906,000)   (1,016,000)
  Additions to property, plant and equipment     (3,710,000)   (1,622,000)   (3,557,000)
  Proceeds from sales of property, plant and
    equipment                                                     135,000       285,000
---------------------------------------------------------------------------------------
       NET CASH FLOWS FROM INVESTING
       ACTIVITIES                                (5,898,000)  (18,365,000)   (3,291,000)
---------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                           (6,116,000)   (5,070,000)   (5,070,000)
  Repayment of capitalized lease obligations       (630,000)     (124,000)     (154,000)
  Proceeds from exercised stock options           1,000,000
---------------------------------------------------------------------------------------
       NET CASH FLOWS FROM FINANCING
       ACTIVITIES                                (5,746,000)   (5,194,000)   (5,224,000)
---------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                         939,000   (11,927,000)   11,938,000
---------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
YEAR                                              8,660,000    20,587,000     8,649,000
---------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR         $9,599,000    $8,660,000   $20,587,000
---------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
  CASH PAID DURING THE YEAR FOR:
    Interest                                       $111,000      $119,000      $123,000
    Income taxes                                  8,711,000     5,819,000     5,120,000
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

g. EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period in accordance with the provisions of Statement of Financial Accounting Standards No. 128. Diluted earnings per share considers the effect of potential common shares such as stock options. The dilution for the year ended September 30, 1998 is due to the net incremental effect of stock options of 41,000 shares. Prior years were not significant.

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

NOTE 2--INVESTMENTS

Investments in the trading category amounted to $5,434,000 at September 30, 1998 and consisted of U.S. Treasury Bills maturing from November 1998 through March 1999. Gross unrealized holding gains at September 30, 1998 were deemed immaterial.

------------------------------------------------------------------------
------------------------------------------------------------------------

Investments in the held-to-maturity category amounted to $32,097,000 at September 30, 1998 and consisted of U.S. Treasury Notes with contractual maturities as follows:

1999 (included in U.S. Government securities--short-term)..................  $16,782,000
2000.......................................................................    6,966,000
2001.......................................................................    7,315,000
2002.......................................................................    1,034,000
                                                                             -----------
                                                                             $32,097,000
                                                                             -----------
                                                                             -----------

The estimated fair value of investments approximates the amortized cost, and, therefore, there are no unrealized gains or losses as at September 30, 1998.

NOTE 3--INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:

                                                                             1998         1997
                                                                          -----------  -----------
Raw materials...........................................................  $ 7,305,000  $ 6,697,000
Work in process.........................................................    5,560,000    6,921,000
Finished goods..........................................................   19,911,000   20,113,000
                                                                          -----------  -----------
                                                                          $32,776,000  $33,731,000
                                                                          -----------  -----------
                                                                          -----------  -----------

NOTE 4--PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                                                             1998         1997
                                                                          -----------  -----------
Capitalized leased manufacturing plants.................................  $11,373,000  $11,373,000
Machinery and equipment.................................................   16,018,000   14,999,000
Leasehold improvements..................................................    3,912,000    3,847,000
Transportation equipment................................................    1,880,000    1,920,000
                                                                          -----------  -----------
                                                                           33,183,000   32,139,000
Less accumulated depreciation and amortization..........................   19,838,000   18,669,000
                                                                          -----------  -----------
                                                                          $13,345,000  $13,470,000
                                                                          -----------  -----------
                                                                          -----------  -----------

The net book value of the capitalized leased manufacturing plants was $2,933,000 at September 30, 1998 and $3,629,000 at September 30, 1997.

NOTE 5--CAPITALIZED LEASES

Substantially all of the Company's leases of manufacturing facilities have been capitalized. Future minimum lease payments of principal and interest under leases capitalized at September 30, 1998 are as follows:

1999..........................................................................     $228,000
2000..........................................................................      103,000
2001..........................................................................      312,000
2002..........................................................................      302,000
2003..........................................................................      433,000
Later years...................................................................    1,420,000
                                                                                -----------
                                                                                  2,798,000
Less interest--4.10% to 6.0%..................................................     (491,000)
                                                                                -----------
Total minimum lease payments..................................................    2,307,000
Less amounts due within one year..............................................     (137,000)
                                                                                -----------
                                                                                 $2,170,000
                                                                                -----------
                                                                                -----------

------------------------------------------------------------------------
------------------------------------------------------------------------

NOTE 6--INCOME TAXES

The difference between the total statutory Federal income tax and the actual income tax expense is accounted for as follows:

                                                                           1998                          1997
                                                               ----------------------------  ----------------------------

                                                                               Percent of                    Percent of
                                                                                 Pre-tax                       Pre-Tax
                                                                  Amount        Earnings        Amount        Earnings
                                                               ----------------------------  ----------------------------
Federal statutory tax expense................................  $   8,238,000         35.0%   $   5,655,000         35.0%
State and local income tax expense, net of Federal income tax
benefit......................................................      1,263,000          5.4          786,000          4.9
                                                               -------------      -----      -------------      -----
Income tax expense...........................................  $   9,501,000         40.4%   $   6,441,000         39.9%
                                                               -------------      -----      -------------      -----
                                                               -------------      -----      -------------      -----

                                                                           1996
                                                               ----------------------------
                                                                               Percent of
                                                                                 Pre-Tax
                                                                  Amount        Earnings
                                                               ----------------------------
Federal statutory tax expense................................  $   3,989,000         35.0%
State and local income tax expense, net of Federal income tax
benefit......................................................        513,000          4.5
                                                               -------------      -----
Income tax expense...........................................  $   4,502,000         39.5%
                                                               -------------      -----
                                                               -------------      -----

Income tax expense consists of the following components:

                                                                     1998         1997        1996
                                                                  -----------  ----------  ----------
Current.........................................................  $10,207,000  $6,766,000  $4,477,000
Deferred........................................................     (706,000)   (325,000)     25,000
                                                                  -----------  ----------  ----------
                                                                  $ 9,501,000  $6,441,000  $4,502,000
                                                                  -----------  ----------  ----------
                                                                  -----------  ----------  ----------

Deferred income taxes are provided to reflect the tax effect of timing differences in reporting income and deductions for tax and financial statement purposes, principally depreciation, pension, employee benefits, deferred compensation and inventory.

Included in Other Current Assets at September 30, 1998 and 1997 is $2,504,000 and $2,013,000, respectively, of current deferred income tax debits, and included in Income Taxes Payable at September 30, 1998 and 1997 is $289,000 and $347,000, respectively, of current deferred income tax credits.

NOTE 7--COMMITMENTS

The Company is obligated under certain long-term leases which do not meet the criteria for capitalization. The annual minimum rental commitments (excluding escalation) of these leases are:

1999............................................................................  $1,507,000
2000............................................................................   1,507,000
2001............................................................................   1,305,000
2002............................................................................   1,090,000
2003............................................................................   1,031,000
2004 and thereafter.............................................................   7,080,000

Total rental expense charged to operations in 1998, 1997 and 1996 amounted to $1,952,000, $1,591,000, and $1,501,000, respectively.

The Company is obligated under various licensing agreements for annual minimum royalty expense commitments, amounting to approximately $815,000 and $865,000 for 1999 and 2000, respectively.

Total royalty expense charged to operations in 1998, 1997 and 1996 amounted to $1,868,000, $2,444,000, and $3,433,000, respectively.

NOTE 8--STOCK OPTION PLAN

In 1989, the Company adopted a plan for granting stock options to employees to purchase common stock at a price not lower than its fair market value at the respective date of grant. On November 6, 1996, options to purchase a total of 177,500 shares of the Company's Common Stock at an exercise price of $17 per share were granted to certain employees. The options are exercisable until ten years from date of grant subject to certain conditions. At September 30, 1998, there were 22,500 options available for grant.

During fiscal 1998, 58,827 options were exercised for a total of $1,000,059. At September 30, 1998, there were 118,673 options outstanding of which 97,493 options were exercisable.

The Company applies Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations in accounting for its stock options plans. Accordingly, no compensation expense is recognized when options are granted. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 (Accounting for Stock-Based

------------------------------------------------------------------------
------------------------------------------------------------------------
Compensation) which became effective for the Company during the current year. Had compensation expense been determined based on the fair value methodology prescribed in this statement, net earnings and earnings per share for the current year would have been reduced by approximately $248,000 or $.05 per share for options granted in fiscal 1997. The fair value of the options granted during fiscal 1997 was estimated at $2.33 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 6%, volatility 19%, risk-free interest rate of 6.5% and an expected life of 6 years.

NOTE 9--PENSION AND RETIREMENT PLANS

The Company contributes to defined benefit pension plans which cover all eligible employees. Pension costs are generally funded currently. Pension expense amounted to $37,595 in 1998, $249,721 in 1997 and $606,385 in 1996. Net
pension costs under FASB No. 87 included the following components:

                                                                  1998         1997         1996
                                                               -----------  -----------  -----------
Service cost-benefits earned during the period...............    $535,555     $546,053     $626,204
Interest cost on projected benefit obligation................   1,027,095    1,032,140    1,072,436
Actual return on plan assets (gain)..........................  (2,771,223)  (1,978,791)  (1,711,145)
Net amortization and deferral................................   1,448,083      628,063      398,651
                                                               -----------  -----------  -----------
Net periodic pension cost before settlement..................     239,510      227,465      386,146
Settlement gain (loss).......................................    (201,915)      22,256      220,239
                                                               -----------  -----------  -----------
Net periodic pension cost after settlement...................     $37,595     $249,721     $606,385
                                                               -----------  -----------  -----------
                                                               -----------  -----------  -----------

The following table sets forth the funded status for the Company's defined benefit pension plans:

                                                                               1998          1997
                                                                           ------------  ------------
Actuarial present value of benefit obligation

  Vested benefit obligation..............................................  $(12,112,932) $(10,774,077)
  Nonvested benefit obligation...........................................      (752,018)     (695,027)
                                                                           ------------  ------------
  Accumulated benefit obligation.........................................   (12,864,950)  (11,469,104)
  Excess of projected benefit obligation over accumulated benefit
   obligation............................................................    (1,890,837)   (1,274,140)
                                                                           ------------  ------------
  Projected benefit obligation...........................................   (14,755,787)  (12,743,244)
  Actual plan assets at fair value.......................................    18,877,773    16,394,895
                                                                           ------------  ------------
  Projected benefit obligation less than plan assets.....................     4,121,986     3,651,651
  Unrecognized net (gain)................................................      (551,809)     (637,182)
  Unrecognized prior service cost........................................       982,510       730,428
  Unrecognized net transition obligation at September 30.................       510,901       563,271
                                                                           ------------  ------------
  Prepaid pension cost at September 30...................................  $  5,063,588  $  4,308,168
                                                                           ------------  ------------
                                                                           ------------  ------------

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the Company's plans was 8.0% in 1998, 8.0% in 1997 and 8.0% in 1996. The expected long-term rate of return on assets used for the Company's plans was 9.5% in 1998, 9.5% in 1997 and 9.5% in 1996.

The Board of Directors adopted on April 1, 1989 a Supplemental Executive Retirement Plan for certain executive employees to restore pension benefits which have been reduced by legislative action. The Company purchases annuity contracts to fund its obligation for the four participants (three officers-directors and one employee-director of the Company) under such plan and reimburses the participants for the current tax recognition resulting from such purchases. The respective costs are being amortized over the remaining estimated employment lives of the participants. The 1998, 1997 and 1996 expense for such plan was $0, $436,000 and $705,000, respectively.

The Board of Directors adopted on January 1, 1995, a Supplemental Benefit Restoration Plan for certain employees not covered by the Supplemental Executive Retirement Plan to restore certain pension benefits which have been reduced by legislative action. The Company is currently funding its obligations under the Plan and the 1998, 1997 and 1996 expense for such plan was $146,000, $81,000 and $68,000, respectively.

------------------------------------------------------------------------
------------------------------------------------------------------------

NOTE 10--MAJOR CUSTOMERS

The Company operates within one industry segment--the manufacture of apparel. Sales to one national retail chain accounted for approximately 80% of the Company's net sales in 1998, 71% in 1997 and 66% in 1996. Another national retail chain accounted for approximately 10%, 12% and 15% of the Company's net sales in 1998, 1997 and 1996, respectively. No other customer accounted for more than 10% of the Company's net sales in any of the three years. The Company routinely assesses the financial strength of its customers and, as a consequence, generally does not require collateral or other security to support customer receivables. Historically, the Company has not experienced significant losses related to receivables and management believes that its trade receivable credit risk exposure is limited.

NOTE 11--SHAREHOLDERS' EQUITY

Pursuant to the Company's Rights Plan, each shareholder holds one right for each share of common stock, and in the event any person acquires 20% of the Company's common stock, each right will give the holder the option to purchase one share of the Company's common stock for $90, subject to adjustment. The rights expire May 16, 2003, and may be redeemed by the Company for $.01 per right. As of September 30, 1998, 5,128,719 shares of the Company's common stock were reserved for issuance under the Company's Rights Plan.

NOTE 12--EMPLOYMENT AGREEMENTS

The Company maintains employment agreements with four directors, three of whom are also officers of the Company. The employment agreements contain change in control provisions that would entitle each of the four directors to receive up to 2.99 times his five year average annual compensation plus continuation of certain benefits if there is a change in control in the Company (as defined) and his employment terminates. The maximum contingent liability under these agreements in such event is approximately $9,134,000. The employment agreements also provide for severance benefits, disability and death benefits and, as to one officer-director, consulting services under certain circumstances.

NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED)

Financial data for the interim periods of 1998 and 1997 were as follows:

                                                                                                        EARNINGS
                                                                                                       PER SHARE
                                                              NET        GROSS         NET      ------------------------
                                                             SALES      MARGINS     EARNINGS       BASIC       DILUTED
                                                           ---------  -----------  -----------  -----------  -----------
                                                                     (In thousands, except per share amounts)
Fiscal Year 1998
Quarters
---------------------------------------------------------

First....................................................    $37,711      $8,817       $2,474    $     .49    $     .48
Second...................................................     41,098       9,901        3,022          .59          .59
Third....................................................     43,706      10,439        3,071          .60          .60
Fourth...................................................     71,682      16,658        5,470         1.07         1.06
                                                           ---------  -----------  -----------       -----        -----
   Total.................................................   $194,197     $45,815      $14,037    $    2.75    $    2.73
                                                           ---------  -----------  -----------       -----        -----
                                                           ---------  -----------  -----------       -----        -----

Fiscal Year 1997
Quarters
---------------------------------------------------------
First....................................................    $30,993      $7,082       $1,437    $     .28    $     .28
Second...................................................     37,611       9,153        2,541          .50          .50
Third....................................................     29,568       7,480        1,833          .36          .36
Fourth...................................................     55,078      12,702        3,904          .78          .78
                                                           ---------  -----------  -----------       -----        -----
   Total.................................................   $153,250     $36,417       $9,715    $    1.92    $    1.92
                                                           ---------  -----------  -----------       -----        -----
                                                           ---------  -----------  -----------       -----        -----

INDEPENDENT AUDITORS' REPORT

--------------------------------------------------------------------------------
Board of Directors and Shareholders
Garan, Incorporated

    We have audited the accompanying consolidated balance sheets of Garan, Incorporated and its subsidiaries as at September 30, 1998 and 1997 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the aforementioned financial statements present fairly, in all material respects, the consolidated financial position of Garan, Incorporated and its subsidiaries as at September 30, 1998 and 1997, and the results of consolidated operations, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

                                                 Citrin Cooperman & Company, LLP

New York, New York
November 6, 1998

                                       PART III

     Item 10.  Directors and Executive Officers of the Registrant.

               The information required to be set forth in this Item will be contained in registrant's 1999 Proxy Statement under the caption "Election of Directors" and is incorporated by reference into this Report.

     Item 11.  Executive Compensation.

               The information required to be set forth in this Item will be contained in registrant's 1999 Proxy Statement under the caption "Executive Compensation" and is incorporated by reference into this Report.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

               The information required to be set forth in this Item will be contained in registrant's 1999 Proxy Statement under the caption "Election of Directors; Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference into this Report.

     Item 13.  Certain Relationships and Related Transactions.

          The information required to be set forth in this Item will be contained in registrant's 1999 Proxy Statement under the caption "Transactions with Management" and is incorporated by reference into this Report.

                                       PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a)    Index to Consolidated Financial Statements and  Consolidated
Financial Statement Schedules.                                              Page
                                                                            ----

     (1)       Consolidated Financial Statements.
               Included in Part II, Item 8 of this
               Report:

               Consolidated Balance Sheets as at
               September 30, 1998, and September 30, 1997.

               Consolidated Statements of Earnings -
               years ended September 30, 1998, September 30, 1997, and September 30, 1996.

               Consolidated Statements of Shareholders'
               Equity - years ended September 30, 1998, September 30, 1997, and September 30, 1996.

               Consolidated Statements of Cash Flows -
               years ended September 30, 1998, September 30, 1997, and September 30, 1996.

               Notes to Consolidated Financial Statements for the years ended September 30, 1998, September 30, 1997, and September 30, 1996.

                                                                            Page
                                                                            ----

               Independent Auditors' Report dated
               November 6, 1998.

     (2)       Consolidated Financial Statement Schedules.
               Independent Auditors' Report on Schedules dated November 6, 1998, and Consent of Independent Certified
Public Accountants dated December 28, 1998.

               Supplemental Notes to Consolidated Finan-cial Statements for the years ended September 30, 1998, September 30, 1997, and September 30, 1996.
Schedules other than those listed above are omitted for the reason that they are not required, are not applicable, or the required information is shown in the Consolidated Financial
Statements or Notes thereto.
Individual financial statements of the
registrant and its subsidiaries are omitted because all subsidi-aries included in the Consolidated Financial Statements are 100% owned.

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

                    (i)  Restated Articles of Incorporation were
               reported and filed as an exhibit in the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988, and are incorporated by reference into this report.

                    (ii)  Articles of Amendment of the Restated
               Articles of Incorporation were reported and filed as an
               exhibit in the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988, and are incorporated by reference into this report.

                    (iii)  Articles of Amendment of the Restated
               Articles of Incorporation dated November 9, 1992, were reported and filed as an Exhibit in the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, and are incorporated by reference into this report.

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

                    (v)   Amendment to Employment Agreement dated
               November 9, 1998, between the registrant and Rodney
               Faver.

                    (vi)  Supplemental Executive Retire-
               ment Plan, effective April 1, 1989, was
               reported and filed as an exhibit in the
               registrant's Annual Report on Form 10-K
               for the fiscal year ended September 30,
               1989, and is incorporated by reference
               into this report.

                    (vii) Form of Indemnity Agreement
               dated August 9, 1993, between the
               registrant and each of its directors
               was reported and filed as an exhibit in
               the registrant's Annual Report on Form
               10-K for the fiscal year ended
               September 30,1993, and is incorporated
               by reference into this report.

                    (viii) Indemnity Agreement dated
               August 9, 1993, between the registrant
               and Alexander J. Sistarenik was reported and filed as an exhibit in the regis-trant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, and is incorporated by reference into this report.

                    (21) Schedule of Subsidiaries of regis-
               trant.

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


                                   GARAN, INCORPORATED


December 28, 1998                  By: /s/ William J. Wilson
                                      ------------------------------------------
                                      William J. Wilson, Vice President
                                      Finance and Administration


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


December 28, 1998                  /s/ Seymour Lichtenstein
                                   ---------------------------------------------
                                   Seymour Lichtenstein
                                   Principal Executive Officer, Director


December 28, 1998                  /s/ William J. Wilson
                                   ---------------------------------------------
                                   William J. Wilson
                                   Principal Financial Officer, Director


December 28, 1998                  /s/ Alexander J. Sistarenik
                                   ---------------------------------------------
                                   Alexander J. Sistarenik,
                                   Principal Accounting Officer


December 28, 1998                  /s/ Rodney Faver
                                   ---------------------------------------------
                                   Rodney Faver, Director


December 28, 1998                  /s/ Jerald Kamiel
                                   ---------------------------------------------
                                   Jerald Kamiel, Director


December 28, 1998                  /s/ Marvin S. Robinson
                                   ---------------------------------------------
                                   Marvin S. Robinson, Director

                      INDEPENDENT AUDITORS' REPORT ON SCHEDULES



Board of Directors
 and Shareholders
Garan, Incorporated

     In connection with our audit of the Consolidated Financial Statements of Garan, Incorporated for the year ended September 30, 1998, incorporated into this Annual Report on Form 10-K in Part II, Item 8, we also have audited the supporting Consolidated Financial Statement Schedules listed in Item 14(a)(2) of this Report. In our opinion, those Consolidated Financial Statement Schedules present fairly, when read in conjunction with the related Consolidated Financial Statements, the financial data required to be set forth therein.


                           CITRIN COOPERMAN & COMPANY, LLP


November 6, 1998
New York, New York





                 CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     As independent certified public accountants, we hereby consent to the incorporation of our report dated November 6, 1998 included in, or incorporated by reference in, Registration Statement Nos. 2-72544, 33-29054, and 333-66009 on Form S-8 and the related Prospectuses.


                           CITRIN COOPERMAN & COMPANY, LLP


December 28, 1998
New York, New York

                         GARAN, INCORPORATED AND SUBSIDIARIES

               SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 14 - INTEREST INCOME

          Interest income is comprised of the following components:


                             1998             1997             1996
                             ----             ----             ----
          Investments     $2,494,000       $2,262,000       $1,999,000

          Other              466,000          511,000          427,000
                          ----------       ----------       ----------

                          $2,960,000       $2,773,000       $2,426,000
                          ==========       ==========       ==========



Note 15 - ACCRUED LIABILITIES

          Accrued liabilities as at September 30, 1998, and September 30, 1997, consist of the following:


                                 1998             1997
                                 ----             ----

          Payroll/Bonus       $1,356,000      $ 4,252,000

          Payroll Taxes           38,000          103,000

          Accrued Expenses    17,181,000       12,079,000
                             -----------      -----------

                             $18,575,000      $16,434,000
                             ===========      ===========