Form 10-Q
period 1998-12-31
GARAN INC
filed 1999-02-16
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1998      Commission File No 1-4506

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

Class                                   Outstanding December 31, 1998

Common Stock (no par value)               5,139,737 shares

                        PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                THREE MONTHS ENDED
                                             12/31/98        12/31/97
                                            ____________    _____________
Net sales                                   $ 39,037,000    $ 37,711,000

Cost of sales                                 28,924,000      28,894,000
                                            ____________    ____________
   Gross margin on sales                      10,113,000       8,817,000

Selling and administrative expenses            5,726,000       5,462,000

Interest on capitalized leases                    24,000          27,000

Interest income                                 (761,000)       (797,000)
                                             ___________     ___________
    Earnings before provision
        for income taxes                       5,124,000       4,125,000

Provision for income taxes                     2,076,000       1,651,000
                                             ___________     ___________
Net earnings                                 $ 3,048,000     $ 2,474,000
                                             ===========     ===========

Earnings per share data:

   Earnings per share - Basic              $        0.59   $        0.49
                      - Diluted            $        0.58   $        0.48

   Average common shares outstanding- Basic     5,137,000      5,070,000
                                    - Diluted   5,177,000      5,122,000

Dividends paid per share                    $       0.90    $       0.60

                     GARAN, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                               12/31/98         9/30/98
                                            ____________    _____________
ASSETS
Current Assets:
   Cash and cash equivalents                $   3,570,000   $   9,599,000
   U.S. Government securities - short-term     25,279,000      22,216,000
   Accounts receivable, less estimated
     uncollectibles of $517,000 at
       12/31/98 and 9/30/98                    22,625,000      42,563,000
   Inventories                                 43,602,000      32,776,000
   Other current assets                         5,223,000       4,962,000
     Total current assets                     100,299,000     112,116,000

U.S. Government Securities - Long-term         18,444,000      15,315,000
Property, plant and equipment, less
  accumulated depreciation and amortization    13,195,000      13,345,000
Other assets                                    5,599,000       5,397,000
     TOTAL                                  $ 137,537,000   $ 146,173,000
                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $   6,028,000   $   8,555,000
   Accrued liabilities                         14,542,000      18,575,000
   Federal and state income taxes payable       3,491,000       4,000,000
   Current portion of capitalized leases          137,000         137,000
     Total current liabilities                 24,198,000      31,267,000

Capitalized lease obligations, net of
 current portion                                2,143,000       2,170,000

Deferred income taxes                           2,879,000       3,029,000

Shareholders' Equity:
   Preferred stock ($10 par value) 500,000
     shares authorized; none issued
  Common stock (no par value) 15,000,000
     shares authorized; issued 5,139,737
      at 12/31/98 and 5,128,719 at 9/30/98       2,570,000       2,564,000
  Additional paid-in-capital                     6,973,000       6,792,000
  Retained earnings                             98,774,000     100,351,000

    Total shareholders' equity                 108,317,000     109,707,000
    TOTAL                                   $  137,537,000   $ 146,173,000
                                             =============   =============

                    GARAN, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                 THREE MONTHS ENDED
                                              12/31/98        12/31/97
                                            _____________    _____________
Cash Flows From Operating Activities:
  Net earnings                              $   3,048,000   $   2,474,000
 Adjustments to reconcile to net cash
  provided by operating activities:
    Depreciation and amortization                 914,000         703,000
    Provision for losses on accounts                    0           5,000
    receivable
    Deferred income taxes                        (150,000)         90,000
  Changes in assets and liabilities:
    U.S. Government Securities - Short-term     1,124,000      (1,576,000)
    Accounts receivable                        19,938,000      14,197,000
    Inventories                               (10,826,000)     (4,023,000)
    Other current assets                         (261,000)         57,000
    Accounts payable                           (2,527,000)     (1,973,000)
    Accrued liabilities                        (4,033,000)     (2,972,000)
    Income taxes payable                         (509,000)        (75,000)
    Other assets                                 (202,000)       (169,000)
Net Cash Flows Provided by Operating            6,516,000       6,738,000
  Activities
                                             ____________    ____________

Cash Flows From Investing Activities:
  Sale of U.S. Gov't securities - Long-term     5,404,000       1,032,000
  Purchase of U.S. Gov't securi-
  ties - Long-term                            (12,720,000)     (2,507,000)
  Additions to property, plant, and              (764,000)      (427,0000)
  equipment
  Net Cash Flows From Investing Activities     (8,080,000)     (1,902,000)
                                             ____________    ____________
Cash Flows From Financing Activities:
  Payment of dividends                         (4,625,000)     (3,041,000)
  Repayment of capitalized lease obligations      (27,000)       (526,000)
  Proceeds from exercised stock options           187,000               0
    Net Cash Flows From Financing Activities   (4,465,000)     (3,567,000)
    Net increase (decrease)in Cash and Cash
    Equivalents                                (6,029,000)      1,269,000

Cash and Cash Equivalents At Beginning
  of Period                                     9,599,000       8,660,000
Cash and Cash Equivalents At End of Period  $   3,570,000   $   9,929,000
                                             ============    ============
Supplemental cash flow Disclosures
  Cash Paid During The Period For:
    Interest                                $      24,000   $      27,000
    Income taxes                                2,710,000       5,819,000
                                             ============    ============





                          GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998
                                (UNAUDITED)

1. In the opinion of management, all adjustments necessary to a fair statement of the results of operations have been reflected.

2. Basic and diluted earnings per share, which are calculated on the basis of the weighted average number of common shares outstanding during the period in accordance with the provisions of the Statements of Financial Accounting Standards No. 128, are as follows:

                      1998                               1997
           -----------------------------    -------------------------------
            Income Shares Per Share Income Shares Per Share Basic EPS $3,048,000 5,136,731 $0.59 $2,474,000 5,069,892 $0.49
                               =========                           ========

Effect of
dilutive options        39,872                              51,771

           -------------------              ----------------------
          $3,048,000 5,176,603     $0.58   $2,474,000    5,121,663    $0.48
           =============================    ===============================



3.  Inventories consist of the following:

                                               12/31/98        09/30/98
                                            ____________    _____________
Raw Materials                               $ 6,618,000      $ 7,305,000

Work in Process                               9,133,000        5,560,000

Finished Goods                               27,851,000       19,911,000
                                            ___________     ____________
                                            $43,602,000      $32,776,000
                                            ===========      ===========

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

FINANCIAL CONDITION

     At December 31, 1998, working capital was $76,101,000 a decrease of $4,748,000 from working capital at September 30, 1998, of $80,849,000. Substantially all of the decrease was due to the special dividend of $0.70 per share, in addition to the regular quarterly dividend of $0.20 per share, which were paid in December, 1998. Shareholders' equity at December 31, 1998, was $108,317,000, or $21.07 book value per share, as compared to $109,707,000, or $21.39 book value per share, at September 30, 1998.

RESULTS OF OPERATIONS

Three Month Period Ended December 31, 1998.

Net sales for the three month period ended December 31, 1998, were $39,037,000 compared to $37,711,000, for the same period in fiscal 1998. Net earnings for the three month period were $3,048,000, equal to $0.59 per share, compared to $2,474,000, or $0.49 per share, last year. The increase in net sales for the quarter was primarily a result of an increase in total units shipped.

Gross margin for the three months ended December 31, 1998, was $10,113.000, or 25.9% of net sales, compared to $8,817,000, or 23.4% of net sales, for the comparable period in fiscal 1998. The increase in gross margin in dollar terms was due primarily to the increased sales volume and as a percentage of sales was due to improvements in operating efficiency.

Selling and administrative expenses for the three months ended
December 31, 1998, were $5,726,000, or 14.7% of net sales, as compared to $5,462,000, or 14.5% of net sales, for the comparable period in fiscal 1998. The increase in selling and administrative expenses was a result of continued investment in improving internal operating systems and increases in expenses related to volume.

Year 2000

The Company's principal MIS computer systems consist of (1) accounting software, such as payroll, accounts receivable, and general ledger, (2) electronic data interchange ("EDI") for receiving orders, invoicing, and the like between the registrant and its major customers and suppliers, and
(3) customer order management systems. In addition, the registrant uses computer systems in its manufacturing operations. The registrant has purchased software to replace all of the components of its MIS systems which were not Year 2000 compliant and is implementing the Year 2000 compliant EDI software for 1, 2 and 3 above. The registrant does not require any material change to its manufacturing systems for Year 2000 compliance. Although the registrant could incur operating problems if it were unable to receive orders from its customers through EDI if the customer is not EDI compliant, the registrant believes that its major customers either have completed or are in the process of completing Year 2000 compliance projects with respect to their EDI systems. The entire cost of the registrant's Year 2000 compliance program is not material to the registrant, and the Company anticipates that all of its MIS computer systems will be Year 2000 compliant by June 30, 1999.

Qualitative and Quantitative Disclosure about Market Risk

The registrant does not believe it is exposed to market risks with respect to any of its investments; the registrant does not utilize market rate sensitive instruments for trading or other purposes. The registrant's investments consist primarily of U.S. Government securities with maturities of four years of less.

                        PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended December 31, 1998.

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


DATE: February 12, 1999