Form 10-Q
period 1999-03-31
GARAN INC
filed 1999-05-14
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999      Commission File No 1-4506

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

Class                                   Outstanding March 31, 1999

Common Stock (no par value)             5,145,237 shares

                        PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                THREE MONTHS ENDED
                                                3/31/99        3/31/98
                                            ____________    _____________
Net sales                                    $58,656,000     $41,098,000

Cost of sales                                 43,727,000      31,197,000
                                            ____________    ____________
   Gross margin on sales                      14,929,000       9,901,000

Selling and administrative expenses            6,808,000       5,632,000

Interest on capitalized leases                    22,000          29,000

Interest income                                 (617,000)       (817,000)
                                             ___________     ___________
    Earnings before provision
        for income taxes                       8,716,000       5,057,000

Provision for income taxes                     3,530,000       2,035,000
                                             ___________     ___________
Net earnings                                 $ 5,186,000     $ 3,022,000
                                             ===========     ===========

Earnings per share data:

   Earnings per share - Basic              $       1.01   $        0.59
                      - Diluted            $       1.01   $        0.59

   Average common shares outstanding- Basic     5,141,000      5,090,000
                                    - Diluted   5,176,000      5,129,000

Dividends paid per share                    $      0.25   $        0.20

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                SIX MONTHS ENDED
                                                3/31/99        3/31/98
                                            ____________    _____________
Net sales                                    $97,693,000     $78,809,000

Cost of sales                                 72,651,000      60,091,000
                                            ____________    ____________
   Gross margin on sales                      25,042,000      18,718,000

Selling and administrative expenses           12,534,000      11,094,000

Interest on capitalized leases                    46,000          56,000

Interest income                               (1,378,000)     (1,614,000)
                                             ___________     ___________
    Earnings before provision
        for income taxes                      13,840,000       9,182,000

Provision for income taxes                     5,606,000       3,686,000
                                             ___________     ___________
Net earnings                                 $ 8,234,000     $ 5,496,000
                                             ===========     ===========

Earnings per share data:

   Earnings per share - Basic                $      1.60     $      1.08
                      - Diluted              $      1.59     $      1.07

   Average common shares outstanding- Basic    5,141,000       5,090,000
                                    - Diluted  5,176,000       5,129,000

Dividends paid per share                     $      1.15     $      0.80

                     GARAN, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                               03/31/99         9/30/98
                                            ____________    _____________
ASSETS
Current Assets:
   Cash and cash equivalents                $  12,723,000    $  9,599,000
   U.S. Government securities - short-term     16,772,000      22,216,000
   Accounts receivable, less estimated
     uncollectibles of $518,000 at
       3/31/99 and $517,000 at 9/30/98         31,613,000      42,563,000
   Inventories                                 42,988,000      32,776,000
   Other current assets                         5,477,000       4,962,000
   Total current assets                       109,573,000     112,116,000

U.S. Government Securities - Long-term         18,379,000      15,315,000
Property, plant and equipment, less
  accumulated depreciation and amortization    14,028,000      13,345,000
Other assets                                    5,710,000       5,397,000
   TOTAL                                    $ 147,690,000   $ 146,173,000
                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $   9,356,000   $   8,555,000
   Accrued liabilities                         17,979,000      18,575,000
   Federal and state income taxes payable       2,741,000       4,000,000
   Current portion of capitalized leases          137,000         137,000
   Total current liabilities                   30,213,000      31,267,000

Capitalized lease obligations, net of
 current portion                                2,123,000       2,170,000

Deferred income taxes                           3,044,000       3,029,000

Shareholders' Equity:
   Preferred stock ($10 par value) 500,000
     shares authorized; none issued
  Common stock (no par value) 15,000,000
     shares authorized; issued 5,145,237
      at 3/31/99 and 5,128,719 at 9/30/98       2,573,000       2,564,000
  Additional paid-in-capital                    7,063,000       6,792,000
  Retained earnings                           102,674,000     100,351,000
    Total shareholders' equity                112,310,000     109,707,000
    TOTAL                                   $ 147,690,000   $ 146,173,000
                                             ============   =============

                    GARAN, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                   SIX MONTHS ENDED
                                               3/31/99          3/31/98
                                            _____________    _____________
Cash Flows From Operating Activities:
  Net earnings                              $   8,234,000   $   5,496,000
 Adjustments to reconcile to net cash
  provided by operating activities:
    Depreciation and amortization               1,769,000       1,481,000
    Provision for losses on accounts                    0          10,000
    receivable
    Deferred income taxes                          15,000         (60,000)
  Changes in assets and liabilities:
    U.S. Government securities - Short-term     9,994,000      (3,877,000)
    Accounts receivable                        10,950,000       9,696,000
    Inventories                               (10,212,000)     (8,969,000)
    Other current assets                         (515,000)         99,000
    Accounts payable                              801,000       1,490,000
    Accrued liabilities                          (596,000)     (1,710,000)
    Income taxes payable                       (1,259,000)       (616,000)
    Other assets                                 (313,000)        154,000
Net Cash Provided by Operating                 18,868,000       3,194,000
  Activities
                                             ____________    ____________

Cash Flows From Investing Activities:
  Sale of U.S. Gov't securities - Long-term     6,958,000       4,054,000
  Purchase of U.S. Gov't securities -
    Long-term                                 (14,572,000)     (4,794,000)
  Additions to property, plant, and            (2,452,000)     (1,878,000)
  equipment
  Net Cash used for Investing Activities      (10,066,000)     (2,618,000)
                                             ____________    ____________
Cash Flows From Financing Activities:
  Payment of dividends                         (5,911,000)     (4,064,000)
  Repayment of capitalized lease obligations      (47,000)       (604,000)
  Proceeds from exercised stock options           280,000         904,000
    Net Cash used for Financing Activities     (5,678,000)     (3,764,000)
    Net increase (decrease)in Cash and Cash
    Equivalents                                 3,124,000      (3,188,000)

Cash and Cash Equivalents At Beginning
  of Period                                     9,599,000       8,660,000
Cash and Cash Equivalents At End of Period  $  12,723,000   $   5,472,000
                                             ============    ============
Supplemental cash flow Disclosures
  Cash Paid During The Period For:
    Interest                                $      46,000   $      56,000
    Income taxes                                6,845,000       4,470,000
                                             ============    ============




                          GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1999
                                (UNAUDITED)

1. In the opinion of management, all adjustments necessary to a fair statement of the results of operations have been reflected.

2. Basic and diluted earnings per share, which are calculated on the basis of the weighted average number of common shares outstanding during the period in accordance with the provisions of the Statements of Financial Accounting Standards No. 128, are as follows:

                      1999                               1998
           -----------------------------    -------------------------------
            Income Shares Per Share Income Shares Per Share Basic EPS $8,234,000 5,141,000 $1.60 $5,496,000 5,090,000 $1.08
                               =========                           ========

Effect of
dilutive options        35,000                              39,000

           -------------------              ----------------------
          $8,234,000 5,176,000     $1.59   $5,496,000    5,129,000    $1.07
           =============================    ===============================



3.  Inventories consist of the following:

                                               03/31/99        09/30/98
                                            ____________    _____________
Raw Materials                               $ 7,575,000      $ 7,305,000

Work in Process                               7,688,000        5,560,000

Finished Goods                               27,725,000       19,911,000
                                            ___________     ____________
                                            $42,988,000      $32,776,000
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


RESULTS OF OPERATIONS

Three and Six Month Periods Ended March 31, 1999, and March 31, 1998

Net sales for the second quarter of fiscal 1999 were $58,656,000 compared to $41,098,000 for the comparable period last year. Net sales for the first six months of fiscal 1999 were $97,693,000 compared to $78,809,000 for the comparable period last year. The improvement in sales for both periods was the result of increased unit demand combined with accelerated delivery requirements in replenishment programs mainly in the registrant's Infants and Toddler and Women's Plus Divisions.

Gross margin for the three months ended March 31, 1999, was $14,929,000 or 25.4% of net sales, compared to $9,901,000 or 24.1% of net sales for the comparable period last year. Gross margin for the six months ended March 31, 1999, was $25,042,000 or 25.6% of net sales, compared to $18,718,000 or
23.7% of net sales for the comparable period last year. The gross margin increase in dollars for both periods was a result of the increased sales noted in the prior paragraph. The gross margin increase as a percentage of net sales for both periods was due primarily to improvements in absorption of manufacturing overhead expenses as a result of volume increase.

Selling and administrative expenses for the three months ended March 31, 1999, were $6,808,000 or 11.6% of net sales, as compared to $5,632,000 or
13.7% of net sales for the comparable period last year. Selling and administrative expenses for the six months ended March 31, 1999, were $12,534,000 or 12.8% of net sales, as compared to $11,094,000 or 14.1% of net sales for the comparable period last year. Spending for advertising, continued investment in upgrading internal operating systems, and an increase in plant shipping expenses related to volume accounted for most of the dollar increase in both periods. The dollar increase in both periods was at a lower rate than the increase in net sales noted in the first paragraph. Accordingly, the decrease in selling and administrative expenses as a percentage of net sales was a direct result of the increased sales volume over the same periods in fiscal 1998.

Interest income decreased for the three months ended March 31, 1999, to $617,000 from $817,000 for the comparable period last year. Interest income for the six months ended March 31, 1999, was $1,378,000 as compared to $1,614,000 for the comparable period last year. The decrease in interest income for both periods was due primarily to a reduction in interest rates for short-term U.S. Government obligations.

FINANCIAL CONDITION

At March 31, 1999, working capital was $79,360,000, a decrease of $1,489,000 from the September 30, 1998, working capital of $80,849,000.
The decrease was due primarily to a decrease in accounts receivable and government securities maturing in less than one year, offset by a seasonal increase in inventory. Shareholders' equity at March 31, 1999, was $112,310,000 or $21.83 book value per share, as compared to $109,707,000 or $21.39 book value per share at September 30, 1998.

Accounts receivable were $31,613,000 at March 31, 1999, a decrease of $10,950,000 over the balance at September 30, 1998. Because the registrant's business is seasonal, the receivable balance should be compared to the balance of $21,386,000 at March 31, 1998, rather than the September 30, 1998, year-end balance. The increase in the receivable balance at March 31, 1999, as compared to the balance at March 31, 1998, resulted from the 42.7% increase in net sales in the second quarter of fiscal 1999 over the same quarter in fiscal 1998.

Inventory increased to $42,988,000 from $32,776,000 at September 30, 1998, an increase of 32.2%. Because the registrant's business is seasonal, the inventory should be compared to the inventory of $42,700,000 at March 31, 1998, when the inventory level was essentially the same, rather than the September 30, 1998, year-end balance. The inventory increase from September 30, 1998, to March 31, 1999, was due to the seasonal nature of the registrant's business and increases in inventory to support the registrant's increased demand, reduced by accelerated delivery requirements.

Year 2000

"Year 2000" or "Y2k" compliance means the ability to process and receive, with retained functionality, date and time data for periods before and after the turn of the century. Certain time-sensitive computer programs written using only two digits to define a year may recognize a date using "00" as the year 1900 or some other year than year 2000, which could result in miscalculations and system failures. In 1996, in recognition of the potential impact of such computer program problems, the registrant assigned resources to prepare for Y2k, and efforts have been underway since then to minimize the risk of potential disruption to business operations. The registrant recognized that its Y2k problems also could potentially extend to non-IT (information technology) systems such as time clocks, security systems, telephone systems, as well as other items, Y2k failures on the part of the suppliers, distributors, licensees, and contractors, and potential failures in public and private infrastructure services, including electricity, water, gas, transportation, and communications.

The registrant established a Year 2000 plan according to a six step process that included (1) an inventory of all computer hardware, software, and communication systems plus critical non-IT systems, (2) risk assessment,
(3) a research and strategy program, (4) remediation, (5) testing and certification, and (6) contingency planning.

1. Inventory. The registrant performed a complete review of all software, hardware, and communication components of its systems as well as key non-IT systems such as telephone systems, security systems, and time clocks. This review involved over 100 employees, visits to all facilities, and required several thousand hours to complete.

2. Risk Assessment. The registrant assigned risks to approximately 60 categories which were used as the basis for developing priorities and schedules.

3.  Research and Strategy.   Each issue was reviewed for potential
solutions. As a result of this process, the registrant decided it was more cost effective to replace most of its software components to improve overall system functionality and resolve the Y2k readiness issue at the same time. The registrant used the replacement opportunity to move from a decentralized structure to a centralized structure to allow real-time updating and access to information from all domestic and offshore plants. The centralized strategy also will position the registrant to conduct business more collaboratively with key customers who have developed sophisticated systems.

4. Remediation. The registrant selected new software packages for financials, electronic data interchange ("EDI"), customer order processing, distribution, warehousing, and manufacturing. Computer hardware and communication plans were developed to support the implementation of new software packages. To date, the registrant has implemented new financial software, including general ledger, accounts payable, and fixed assets. These systems were implemented at the beginning of the 1999 fiscal year. The registrant also has installed a new distribution system to be implemented at all shipping facilities. To date this centralized distribution system is installed at 8 shipping facilities with the remaining 3 shipping facilities, including a new warehouse and distribution facility, to be installed before the end of June, 1999. New EDI and customer order processing systems will be implemented together in phases designated by customers. The first two major customers were implemented as of the end of April, 1999. Implementation of the 3rd major customer has been planned for completion by the end of May, 1999. All other customers will be implemented onto the new systems by the end of June, 1999. Implementation of the new accounts receivable system is planned for completion by the end of the 1999 fiscal year. A new payroll system for domestic manufacturing employees will be selected by the end of May, 1999 and implemented by the end of December, 1999. All systems related to recording production, transfer, and movement of inventory will be implemented in all 21 operating facilities before the end of December, 1999. As part of this process, the registrant added a new warehousing system not driven by "Year 2000" readiness issues, of which carton control is the major aspect, to be implemented at several key plants before the end of December, 1999. The remaining plants will most likely be implemented during 2000.

5. Testing and Certification. Test environments have been established for all systems, and functional specialists have been reviewing the results for correctness. The registrant expects all critical and important IT systems, including all EDI systems with customers and suppliers, to have been tested and certified by the end of August, 1999. The registrant has purchased software tools to audit and insure software compliance as well as developed plans for test runs of various dates crossing century boundaries. The outcome of these tests will identify any non-compliant components needing adjustment.

6. Contingency Planning. As a precautionary measure, the registrant will develop contingency plans for all systems that are not expected to be Y2k compliant by August, 1999, although the registrant does not believe these to be material. A variety of automated as well as manual fallback plans will be considered. The registrant estimates that all of these plans will be completed by December 1999.

While the primary thrust behind the replacement of existing software with new systems has been improved functionality, the impact of Y2k readiness issues accelerated implementation plans. Total costs are approximately $2,500,000 including capital outlays for the software, services, hardware, and communication components of the plans, all but approximately $250,000 of which has been expended to date. The source of funds has been current working capital.

Based upon its efforts to date, the registrant believes that the vast majority of both its IT and its non-IT systems, including all critical and important systems, will function properly after January 1, 2000. The registrant will jointly test all EDI systems with both customers and suppliers and is expected to complete the testing process before the end of the 1999 fiscal year. Through this process any non-compliant components will be adjusted or workarounds developed. The registrant also will continue its efforts to confirm that major third-party businesses and its public and private providers of infrastructure services, such as utilities, communications services, and transportation also will be prepared for the Year 2000. Accordingly, the registrant does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. At this time, the registrant believes that the most likely "worst-case" scenario involves potential disruptions in areas in which the registrant's operations must rely on third parties whose systems may not work properly after January 1, 2000, including failures impacting on the registrant's Central American operations. While such failures could affect important operations of the registrant, either directly or indirectly, the registrant cannot at present estimate either the likelihood or the potential cost of such failures.

Qualitative and Quantitative Disclosure about Market Risk

The registrant does not believe it is exposed to market risks with respect to any of its investments; the registrant does not utilize market rate sensitive instruments for trading or other purposes. The registrant's investments consist primarily of U.S. Government obligations with maturities of four years or less.

                        PART II. - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders.

At the 1999 Annual Meeting of the shareholders of the registrant held on February 26, 1999, Richard A. Lichtenstein, Seymour Lichtenstein, and Marvin S. Robinson were reelected as directors of the registrant, and the selection of Citrin Cooperman & Company, LLP as the registrant's independent certified public accountants for the fiscal year ending September 30, 1999, was ratified. The tabulation of the votes is as follows:

                                Votes For      Votes Withheld
                              -------------    --------------
Richard A. Lichtenstein           4,334,639            50,353

Seymour Lichtenstein              4,356,199            28,793

Marvin S. Robinson                4,334,598            50,394

The names of the registrant's other directors who continued in office after the 1999 Annual Meeting are: Stephen J. Donohue, Rodney Faver, Jerald Kamiel, Frank Martucci, Perry Mullen, and William J. Wilson.


                                Votes For      Votes Against      Abstain
                              -------------    --------------  -----------
Ratification of Accountants       4,382,902              504         1,586


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended March 31, 1999.

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


DATE: May 14, 1999