Form 10-Q
period 1999-06-30
GARAN INC
filed 1999-08-13
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999      Commission File No 1-4506

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

Class                                   Outstanding June 30, 1999

Common Stock (no par value)             5,305,237 shares

                        PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                THREE MONTHS ENDED
                                                6/30/99        6/30/98
                                            ____________    _____________
Net sales                                    $45,836,000     $43,706,000

Cost of sales                                 33,999,000      33,267,000
                                            ____________    ____________
   Gross margin on sales                      11,837,000      10,439,000

Selling and administrative expenses            6,292,000       5,980,000

Interest on capitalized leases                    21,000          27,000
Interest income                                 (707,000)       (729,000)
                                             ___________     ___________
    Earnings before provision
        for income taxes                       6,231,000       5,161,000

Provision for income taxes                     2,555,000       2,090,000
                                             ___________     ___________
Net earnings                                 $ 3,676,000     $ 3,071,000
                                             ===========     ===========

Earnings per share data:

  Earnings per share - Basic                $       0.70    $       0.60
                     - Diluted              $       0.69    $       0.60

  Average common shares outstanding - Basic    5,178,000       5,103,000
                                    - Diluted  5,218,000       5,137,000

Dividends paid per share                    $       0.25    $       0.20

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                NINE MONTHS ENDED
                                                6/30/99        6/30/98
                                            ____________    _____________
Net sales                                   $143,529,000    $122,515,000

Cost of sales                                106,650,000      93,358,000
                                            ____________    ____________
   Gross margin on sales                      36,879,000      29,157,000

Selling and administrative expenses           18,826,000      17,074,000

Interest on capitalized leases                    67,000          83,000

Interest income                               (2,085,000)     (2,343,000)
                                             ___________     ___________
    Earnings before provision
        for income taxes                      20,071,000      14,343,000

Provision for income taxes                     8,161,000       5,776,000
                                             ___________     ___________
Net earnings                                 $11,910,000     $ 8,567,000
                                             ===========     ===========

Earnings per share data:

   Earnings per share - Basic                $      2.30     $      1.68
                      - Diluted              $      2.28     $      1.67

   Average common shares outstanding- Basic    5,178,000       5,103,000
                                    - Diluted  5,218,000       5,137,000

Dividends paid per share                     $      1.40     $      1.00

                     GARAN, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                               06/30/99       9/30/98
                                            ____________    _____________
ASSETS
Current Assets:
   Cash and cash equivalents                $   5,412,000      9,599,000
   U.S. Government securities - short-term      6,850,000     22,216,000
   Accounts receivable, less estimated
   uncollectibles of $512,000 at
   6/30/99 and $518,000 at 6/30/98             29,732,000     42,563,000
   Inventories                                 58,495,000     32,776,000
   Other current assets                         4,757,000      4,962,000
   Total current assets                       105,246,000    112,116,000

U.S. Government Securities - Long-term         25,636,000     15,315,000
Property, plant and equipment, less
  accumulated depreciation and amortization    14,001,000     13,345,000
Other assets                                    6,826,000      5,397,000
   TOTAL                                    $ 151,709,000    146,173,000
                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $  11,475,000      8,555,000
   Accrued liabilities                         18,548,000     18,575,000
   Federal and state income taxes payable       1,996,000      4,000,000
   Current portion of capitalized leases          137,000        137,000
   Total current liabilities                   32,156,000     31,267,000

Capitalized lease obligations, net of
 current portion                                2,033,000      2,170,000

Deferred income taxes                           2,719,000      3,029,000

Shareholders' Equity:
   Preferred stock ($10 par value) 500,000
     shares authorized; none issued
  Common stock (no par value) 15,000,000
     shares authorized; issued 5,305,237
      at 6/30/99 and 5,128,719 at 9/30/98       2,653,000       2,564,000
  Additional paid-in-capital                   11,263,000       6,792,000
 Unamortized value of restricted stock        (4,138,000)               0
  Retained earnings                           105,023,000     100,351,000
    Total shareholders' equity                114,801,000     109,707,000
    TOTAL                                   $ 151,709,000     146,173,000
                                             ============   =============

                    GARAN, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                   NINE MONTHS ENDED
                                               6/30/99          6/30/98
                                            _____________    _____________
Cash Flows From Operating Activities:
  Net earnings                              $  11,910,000     $ 8,567,000
 Adjustments to reconcile to net cash
  provided by operating activities:
    Deferred compensation                         142,000               0
    Depreciation and amortization               2,952,000       2,517,000
    Provision for losses on accounts
    receivable                                          0          10,000
    Deferred income taxes                        (310,000)      (210,0000)
  Changes in assets and liabilities:
    U.S. Government securities - Short-term     5,597,000         113,000
    Accounts receivable                        12,831,000       6,355,000
    Inventories                               (25,719,000)    (15,336,000)
    Other current assets                          205,000         391,000
    Accounts payable                            2,920,000        (677,000)
    Accrued liabilities                           (27,000)       (900,000)
    Income taxes payable                       (2,004,000)       (649,000)
    Other assets                               (1,429,000)       (364,000)
Net Cash Provided by (used in) Operating        7,068,000        (183,000)
  Activities                                 ____________    ____________

Cash Flows From Investing Activities:
  Sale of U.S. Gov't securities - Long-term    18,155,000       5,063,000
  Purchase of U.S. Gov't securities -
    Long-term                                 (18,707,000)     (5,791,000)
  Additions to property, plant, and            (3,608,000)     (2,457,000)
  equipment
  Net Cash used for Investing Activities       (4,160,000)     (3,185,000)
                                             _____________   ____________
Cash Flows From Financing Activities:
  Payment of dividends                         (7,238,000)     (5,090,000)
  Repayment of capitalized lease obligations     (137,000)       (630,000)
  Proceeds from exercised stock options           280,000       1,000,000
    Net Cash used for Financing Activities     (7,095,000)     (4,720,000)
    Net increase (decrease)in Cash and Cash
    Equivalents                                (4,187,000)     (8,088,000)

Cash and Cash Equivalents At Beginning
  of Period                                     9,599,000       8,660,000
Cash and Cash Equivalents At End of Period  $   5,412,000   $     572,000
                                             ============    ============
Supplemental cash flow Disclosures
  Cash Paid During The Period For:
    Interest                                $      67,000   $      83,000
    Income taxes                               10,400,000       6,743,000
                                             ============    ============




                          GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1999
                                (UNAUDITED)

1. In the opinion of management, all adjustments necessary to a fair statement of the results of operations have been reflected.

2. Basic and diluted earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period in accordance with the provisions of the Statement of Financial Accounting Standards No. 128 as follows:

                       1999                               1998
           -----------------------------    -------------------------------
            Income   Shares    Per Share      Income      Shares  Per Share
Basic
EPS      $11,910,000 5,178,000     $2.30   $8,567,000    5,103,000    $1.68
                               =========                           ========

Effect of
dilutive options        40,000                              34,000


         ---------------------             -----------------------
         $11,910,00  5,218,000     $2.28   $8,567,000    5,137,000    $1.67
         ===============================   ================================


3.  Inventories consist of the following:

                                               6/30/99        09/30/98
                                            ___________     ____________
Raw Materials                               $ 7,213,000      $ 7,305,000

Work in Process                              11,759,000        5,560,000

Finished Goods                               39,523,000       19,911,000
                                            ___________     ____________
                                            $58,495,000      $32,776,000
                                            ===========     ============

4. In May, 1999, the Board of Directors of the registrant and the participants, Messrs. Faver, Kamiel, S. Lichtenstein, and Wilson, agreed to terminate all of the registrant's obligations pursuant to the Supplemental Executive Retirement Plan ("SERP"). In lieu of the SERP, the Board of Directors adopted a 1999 Restricted Stock Plan ("Restricted Stock Plan") for the benefit of those same individuals and issued 160,000 shares of Common Stock thereunder. The shares issued pursuant to the Restricted Stock Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, plan participants are entitled to vote and receive dividends on such shares.

Upon issuance of the 160,000 shares pursuant to the Restricted Stock Plan, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to shareholders' equity and will be amortized over the five year restriction period. The compensation expense taken with respect to the restricted shares during the quarter ended June 30, 1999, was $142,000.

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


RESULTS OF OPERATIONS

Three and Nine Month Periods Ended June 30, 1999, and June 30, 1998

Net sales for the third quarter of fiscal 1999 were $45,836,000 compared to $43,706,000 for the same period last year. Net sales for the first nine months of fiscal 1999 were $143,529,000 compared to $122,515,000 for the same period last year. The improvement in sales for both periods was the result of increased unit demand mainly in the registrant's Infant and Toddler and Women's Plus Divisions.

Gross margin for the three months ended June 30, 1999, was $11,837,000, or 25.8% of net sales, compared to $10,439,000, or 23.9% of net sales, for the comparable period last year. Gross margin for the nine months ended June 30, 1999, was $36,879,000, or 25.7% of net sales, compared to $29,157,000, or 23.8% of net sales, for the comparable period last year. The gross margin increase in dollars for both periods was a result of the increased sales noted in the prior paragraph. The gross margin increase as a percentage of net sales for both periods was due primarily to improvements in operating efficiency.

Selling and administrative expenses for the three months ended June 30, 1999, were $6,292,000, or 13.7% of net sales, as compared to $5,980,000, or 13.7% of net sales, for the comparable period last year. Selling and administrative expenses for the nine months ended June 30, 1999, were $18,826,000, or 13.1% of net sales, as compared to $17,074,000, or 13.9% of net sales, for the comparable period last year. Spending for advertising, continued investment in upgrading internal operating systems, and an increase in plant shipping expenses related to volume accounted for most of the dollar increase in both periods. Selling and administrative expenses as a percentage of net sales remained constant for the three month period but decreased for the nine month period as a direct result of the increased sales volume over the same period in fiscal 1998.

Interest income for the three months ended June 30, 1999, was $707,000 as compared to $729,000 for the same period last year. Interest income for the nine months ended June 30, 1999, was $2,085,000 as compared to $2,343,000 for the same period last year. The decrease in interest income for both periods was due primarily to a reduction in interest rates for short-term U.S. Government obligations.

FINANCIAL CONDITION

At June 30, 1999, working capital was $73,090,000, a decrease of $7,759,000 from the September 30, 1998, working capital of $80,849,000. The decrease was due primarily to a decrease in accounts receivable and government securities maturing in less than one year, offset by a seasonal increase in inventory. Investments in US Government Securities -- long-term increased by $10,321,000 in the comparable periods. Shareholders' equity at June 30, 1999, was $114,801,000, or $21.64 book value per share, as compared to $109,707,000, or $21.39 book value per share, at September 30, 1998. The percentage increase in the book value per share was smaller than the percentage increase in the shareholders' equity as a result of an increase in shares outstanding.

Accounts receivable were $29,732,000 at June 30, 1999, a decrease of $12,831,000 from the September 30, 1998, accounts receivable of $42,563,000. Because the registrant's business is seasonal, the receivable balance should be compared to the balance of $24,727,000 at June 30, 1998, rather than the September 30, 1998, year-end balance. The increase in the receivable balance at June 30, 1999, as compared to the balance at June 30, 1998, was primarily due to increased shipping during the last month of the quarter.

Inventory increased to $58,495,000 at June 30, 1999, from $32,776,000 at September 30, 1998. Because the registrant's business is seasonal and certain programs are manufactured throughout the year but shipped primarily in the fourth quarter, the inventory should be compared to the inventory of $49,067,000 at June 30, 1998, rather than the September 30, 1998, year-end balance. The inventory increase from June 30, 1998, to June 30, 1999, was due primarily to the increased overall sales volume anticipated for the fourth quarter in fiscal 1999.

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

4. Remediation. The registrant selected new software packages for financials, electronic data interchange ("EDI"), customer order processing, distribution, warehousing, and manufacturing. Computer hardware and communication plans were developed to support the implementation of new software packages. To date, the registrant has implemented new financial software, including general ledger, accounts payable, and fixed assets. These systems were implemented at the beginning of the 1999 fiscal year. The registrant also has installed a new distribution system to be implemented at all shipping facilities. To date this centralized distribution system has been installed at all shipping facilities, including a new warehouse and distribution facility. New EDI and customer order processing systems will be implemented together in phases designated by customers. The first two major customers were implemented as of the end of April, 1999. Implementation of the 3rd major customer has been planned for completion by the end of August, 1999. All other customers will be implemented onto the new systems by the end of August, 1999.
Implementation of the new accounts receivable system is planned for completion by the end of the 1999 fiscal year. A new payroll system for domestic manufacturing employees has been selected and will be implemented by the end of December, 1999. All systems related to recording production, transfer, and movement of inventory will be implemented in all 21 operating facilities before the end of December, 1999. As part of this process, the registrant added a new warehousing system not driven by "Year 2000" readiness issues, of which carton control is the major aspect, to be implemented at several key plants before the end of December, 1999. The remaining plants will most likely be implemented during 2000.


5. Testing and Certification. Test environments have been established for all systems, and functional specialists have been reviewing the results for correctness. The registrant expects all critical and important IT systems, including all EDI systems with suppliers, to have been tested and certified by the end of September, 1999; test of customer EDI systems have been completed. The registrant has purchased software tools to audit and insure software compliance as well as developed plans for test runs of various dates crossing century boundaries. The outcome of these tests will identify any non-compliant components needing adjustment.

6. Contingency Planning. As a precautionary measure, the registrant will develop contingency plans for all systems that are not expected to be Y2k compliant by August, 1999, although the registrant does not believe these to be material. A variety of automated as well as manual fallback plans will be considered. The registrant estimates that all of these plans will be completed by December 1999.

While the primary thrust behind the replacement of existing software with new systems has been improved functionality, the impact of Y2k readiness issues accelerated implementation plans. Total costs are approximately $2,500,000 including capital outlays for the software, services, hardware, and communication components of the plans, all but approximately $200,000 of which has been expended to date. The source of funds has been current working capital.

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

                        PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended June 30, 1999.

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


DATE: August 13, 1999