Form 10-K
period 1999-09-30
GARAN INC
filed 1999-12-28
CIK 39917

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

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

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
Title of each class                               on which registered
-------------------                               -------------------
Common Stock, no par value                        American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock Purchase Rights
                                (Title of class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                                     Yes |X|   No |_|

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

           The aggregate market value of the voting stock held by non-affiliates of the registrant on December 10, 1999, was approximately $131,087,000.

           At December 10, 1999, 5,320,337 shares of the registrant's Common Stock, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


           The registrant incorporates by reference in Part III of this Report specified portions of its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2000 Annual Meeting of Shareholders ("2000 Proxy Statement").

                                     PART I

           Item 1.     Business.

               (a)     General development of business.

                       (a)(1)  The registrant was incorporated on
December 4, 1957. During the fiscal year ended September 30, 1999, there were no material changes or developments in the business done by the registrant or its subsidiaries or in the manner in which it conducted its business during the prior five fiscal years.

                       (a)(2)  Not applicable.

               (b)     Financial information about industry segments.

                       The registrant produces only apparel and, accordingly, information relative to industry segments is not applicable.

               (c)     Narrative description of business.

                       (c)(i) The registrant is engaged in the design, manufacture, and sale of apparel for men, women, and children in cluding boys, girls, toddlers, and infants. The percentage of registrant's net sales in each of the foregoing categories in the last three fiscal years is as follows:

                                      Percentage of Net Sales
                                     (years ended September 30)

                                     1999        1998        1997
                                     ----        ----        ----
Men's apparel                          6%          7%          6%

Women's apparel                       18          16          14

Children's apparel                    76          77          80

The registrant produces apparel primarily sold to mass merchandisers, major national chain stores, department stores, and specialty stores. Sales are made primarily by the registrant's salaried sales staff.

                       (c)(ii)   Not applicable.

                       (c)(iii)  Raw materials essential to the
registrant are readily available from various alternate sources of supply.

                       (c)(iv)   The registrant distributes children's
apparel under various of its own trademarks including, principally, GARANIMALS, and to a lesser extent, GARAN. Sales of branded apparel under the registrant's own trademarks accounted for approximately 43%, 22%, and 16% of the registrant's net sales in fiscal 1999, 1998, and 1997, respectively.

                       The registrant also distributes apparel under various trademarks licensed from third parties. Since 1975, registrant has been a non-exclusive licensee of professional sports leagues and teams for activewear, including T-shirts, knit shirts, sweatshirts, and sweatpants for boys, since 1990, registrant has been a non-exclusive licensee of various colleges and universities for sweatshirts and knit shirts for boys and men, and from 1995 through 1998, the registrant was the exclusive licensee of the trademark EVERLAST for men's, boys', and girls' activewear. Sales of all such licensed apparel by registrant accounted for approximately 3%, 5%, and 10% of the registrant's net sales in fiscal 1999, 1998, and 1997, respectively. Since 1986, the registrant has been the exclusive licensee of the trademark BOBBIE BROOKS for girls' and women's apparel, and sales of apparel by registrant bearing the BOBBIE BROOKS trademark accounted for approximately 18%,

16%, and 14% of the registrant's net sales in fiscal 1999, 1998, and 1997, respectively. Total sales of all apparel bearing licensed trademarks and logos, some of which apparel also bears the registrant's trademarks G.T.S, TEAM RATED, and SCRIMMAGE, accounted for approximately 30%, 21%, and 26% of the registrant's net sales in fiscal 1999, 1998, and 1997, respectively. The terms of the foregoing license agreements range from 1 to 3 years, royalty rates range from 1% to 12% of net sales, each license agreement has a minimum royalty commitment, and certain license agreements impose an advertising commitment.

                       The registrant also licenses its GARANIMALS trademark and sublicenses the BOBBIE BROOKS trademark to non-affiliates. The combined revenues from these licenses and sublicenses accounted for less than 1% of the registrant's net sales in each of the last three years.

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

                       (c)(vi)   Not applicable.

                       (c)(vii)  Wal-Mart Stores, Inc. accounted for 89%,
80%, and 71% of the registrant's net sales during fiscal 1999, 1998, and 1997, respectively. During the same periods, J.C. Penney Company, Inc. accounted for 7%, 10%, and 12% of the registrant's net sales. The registrant has had business relationships with Wal-Mart

Stores, Inc. and J.C. Penney Company, Inc. for more than the past 20 years. While the registrant's sales to Wal-Mart Stores, Inc. have increased significantly in the last several years, generally these sales are on a seasonal or multi-seasonal basis, meaning that there can be no assurance that, or the extent to which, Wal-Mart Stores, Inc. will continue to do business with the registrant at any particular volume. If, for some reason, there should be a substantial reduction in the amount of business from this customer, the effect would be significant. However, as evidenced by the growth in sales, management believes that the working relationship with Wal-Mart Stores, Inc. is very good and sees no reason for any significant change in that relationship. The balance of the registrant's sales are made to approximately 900 accounts, none of which is responsible for more than 10% of the registrant's net sales.

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

                       (c)(ix)   Not applicable.

                       (c)(x)    The men's, women's, and children's
apparel business in the United States is highly competitive primarily in price, style, and delivery and consists of many domes tic and foreign manufacturers, importers, and distributors. The registrant does not compete solely on a price basis; the registrant competes by relying on style, delivery, replenishment, and vendor-managed programs as well as price. No single enterprise sells more than a small portion of the total apparel sold in the United States, and there are no reliable figures available from which the registrant's relative position in the United States apparel industry can be determined or from which the effect of foreign competition can be assessed.

                       (c)(xi) No material expenditures are made by the registrant for research activities relating to the development of new services or products or the improvement of existing services or products.

                       (c)(xii)  The registrant's compliance with
Federal, state, and local environmental laws and regulations had no material effect upon its capital expenditures, earnings, or competi tive position during the fiscal year ended September 30, 1999. The registrant does not anticipate any material capital expenditures for environmental control in either its present or succeeding fiscal years.

                       (c)(xiii) The registrant employed approximately 3,800 persons at September 30, 1999.

               (d) Financial information about foreign and domestic operations and export sales.

                       The registrant has operated a manufacturing facility in Costa Rica since 1984. In fiscal 1995, it began operating manufacturing facilities in El Salvador, and in 1998 it began operating manufacturing facilities in Honduras. As of September 30, 1999, 1998, and 1997, the registrant had $5,795,000, $3,178,000, and $1,989,000, respectively, in aggregate fixed assets located in Central America. While the registrant knows of no risks associated with its Central American operations, political instability or other events of a local nature could disrupt the registrant's operations and its ability to transport goods to and from the region, which would cause the registrant to divert production to its domestic operations and to contractors. The registrant was not otherwise engaged in business within any foreign country during the fiscal year ended September 30, 1999.

                       During fiscal 1999, 1998, and 1997, export sales by registrant amounted to less than 1% of total sales and are not considered to be significant to an understanding of registrant's business.

           Item 2.     Properties.

                                                                   Expiration
Location            Use                  Sq. Ft.         Estate       Date
--------            ---                  -------         ------    ----------
Adamsville,
Tennessee           Manufacturing        100,000         Fee
                    Manufacturing         60,080         Lease      2000(1)
Carthage,
Mississippi         Manufacturing        105,300         Lease      (1)(2)

Church Point,
Louisiana           Manufacturing         73,000         Lease      2014(1)

Clinton,
Kentucky            Manufacturing         52,000         Fee

Corinth,
Mississippi         Manufacturing         76,000         Fee

Eupora,
Mississippi         Manufacturing         96,742         Lease      (1)(3)

Jemison,
Alabama             Manufacturing         20,800         Lease      2001(1)

Jena,
Louisiana           Warehouse            258,179         Fee

Kaplan,
Louisiana           Manufacturing         87,900         Lease      (1)(4)
                                          43,900         Fee        (4)
Marksville,
Louisiana           Manufacturing         75,000         Lease      2014(1)

Oak Grove,
Louisiana           Manufacturing         38,000         Lease      2004(1)

New York,
New York            Showroom
                    and Office            38,500         Lease      2011
Ozark,
Arkansas            Manufacturing         75,000         Lease      2002(1)

Philadelphia,
Mississippi         Manufacturing        107,920         Lease      (1)(5)

Rainsville,
Alabama             Manufacturing         53,000         Fee

San Jose,
Costa Rica          Manufacturing         33,258         Fee

                                                                   Expiration
Location            Use                  Sq. Ft.         Estate       Date
--------            ---                  -------         ------    ----------
San Pedro Sula,
Honduras            Manufacturing         26,000      Lease         2003(1)

San Pedro Sula,
Honduras            Manufacturing         79,856      Lease         2004(1)

San Pedro Sula,
Honduras            Manufacturing         73,628      Lease         2000(1)

San Salvador,
El Salvador         Manufacturing         41,047         Lease      2000

San Salvador,
El Salvador         Manufacturing         24,200         Lease      2001

San Salvador,
El Salvador         Manufacturing         16,937         Lease      2001

San Salvador,
El Salvador         Manufacturing         30,896         Lease      2002

San Salvador,
El Salvador         Manufacturing         38,470      Lease         2004

Starkville,
Mississippi         Manufacturing
                     and Office           90,000         Lease      2003(1)

           (1) The registrant or a wholly-owned subsidiary of the registrant has the option to purchase the facilities and/or to renew each of the current leases for terms which vary between 2 and 79 years.

           (2) One continuous building consisting of a 63,000 square foot section leased to 2004, a 22,500 square foot section leased to 2002, and a 19,800 square foot section leased to 2004.

           (3) One continuous building consisting of a 15,000 square foot section leased to 2004, a 21,000 square foot section leased to 2003, a 41,000 square foot section leased to 2000, and a 19,742 square foot section leased to 2004.

           (4) One continuous building consisting of a 72,000 square foot section leased to 2000 and a 15,900 square foot section leased to 2005, which was expanded by a 43,000 square foot section owned by a wholly-owned subsidiary of the registrant and financed with the proceeds of Industrial Revenue Bonds issued in September, 1990. The entire building is located on land owned by a wholly-owned subsidi ary of the registrant.

           (5) One continuous building consisting of a 78,000 square foot section leased to 2000 and a 29,920 square foot section leased to 2004.

           The registrant believes that its facilities are suitable and adequate for its foreseeable needs, and each was fully utilized during fiscal 1999.

           Item 3.     Legal Proceedings.

                 None.

           Item 4.     Submission of Matters to a Vote of Security
Holders.

                 Not applicable.

                                     PART II

           Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

               (a), (b), and (c) Market information, Holders, and Dividends.

                The registrant's common stock is listed and traded on the American Stock Exchange under the symbol GAN. The high and low sales prices during each quarterly period for fiscal years 1999 and 1998 are set forth in the table below:

                                         SALES PRICE OF COMMON STOCK
                                  ------------------------------------------
                                        1999                     1998
                                        ----                     ----
QUARTERS                           HIGH      LOW            HIGH      LOW
--------                           ----      ---            ----      ---
First   . . . . . . . . . . . .   $29 3/4  $23 3/8         $26 1/8  $22 1/8

Second  . . . . . . . . .  .  .    29       24 1/8          28       21 1/2

Third   . . . . . . . . . . . .    32 1/8   24 5/8          28       26 1/2

Fourth  . . . . . . . . . . . .    32 7/8   31 3/8          29       23 3/8

Dividends paid during the last two fiscal years were as follows:

                                            Dividends Paid per Share
QUARTERS                                       1999         1998
--------                                       -----        -----
First   -Regular  . . . . . . .                $ .20        $ .20
        -Special  . . . . . . .                  .70          .40
Second  -Regular  . . . . . . .                  .25          .20
Third   -Regular  . . . . . . .                  .25          .20
Fourth  -Regular  . . . . . . .                  .25          .20
                                               -----         ----

        Total . . . . . . . . .                $1.65         $1.20
                                               =====         =====

As at December 10, 1999, there were 402 shareholders of record in cluding Cede & Company in its capacity as nominee for the Depository Trust Company.

FIVE-YEAR REVIEW
-------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                                           1999           1998           1997           1996           1995
---------------------------------------------------------------------------------------------------------------
NET SALES                              $228,845,000   $194,197,000   $153,250,000   $146,491,000   $141,330,000

COST OF SALES                           170,981,000    148,382,000    116,833,000    114,744,000    111,454,000
---------------------------------------------------------------------------------------------------------------

GROSS MARGIN ON SALES                    57,864,000     45,815,000     36,417,000     31,747,000     29,876,000

SELLING AND ADMINISTRATIVE EXPENSES      29,318,000     25,126,000     22,915,000     22,652,000     23,270,000

INTEREST ON CAPITALIZED LEASES               89,000        111,000        119,000        123,000        141,000

INTEREST INCOME                          (2,513,000)    (2,960,000)    (2,773,000)    (2,426,000)    (2,534,000)
---------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME
 TAXES                                   30,970,000     23,538,000     16,156,000     11,398,000      8,999,000

PROVISION FOR INCOME TAXES               12,630,000      9,501,000      6,441,000      4,502,000      3,510,000
---------------------------------------------------------------------------------------------------------------

NET EARNINGS                            $18,340,000    $14,037,000     $9,715,000     $6,896,000     $5,489,000
---------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE--BASIC                     $3.52          $2.75          $1.92          $1.36          $1.08

                  --DILUTED                   $3.49          $2.73          $1.92          $1.36          $1.08

AVERAGE SHARES OUTSTANDING--BASIC         5,210,000      5,109,000      5,070,000      5,070,000      5,070,000

                          --DILUTED       5,257,000      5,150,000      5,070,000      5,070,000      5,070,000

DIVIDENDS PAID PER SHARE                      $1.65          $1.20          $1.00          $1.00          $1.00
---------------------------------------------------------------------------------------------------------------

CURRENT ASSETS                         $116,372,000   $112,116,000    $94,014,000    $93,393,000    $88,685,000

CURRENT LIABILITIES                      38,970,000     31,267,000     25,607,000     17,626,000     20,237,000
---------------------------------------------------------------------------------------------------------------

WORKING CAPITAL                          77,402,000     80,849,000     68,407,000     75,767,000     68,448,000

WORKING CAPITAL RATIO                          2.99           3.59           3.67           5.30           4.38
---------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                           $163,692,000   $146,173,000   $132,386,000   $119,547,000   $120,431,000
---------------------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                    $2,150,000     $2,170,000     $2,807,000     $2,937,000     $3,061,000
---------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY                   $120,127,000   $109,707,000   $100,786,000    $96,141,000    $94,315,000

COMMON STOCK ISSUED AND OUTSTANDING       5,305,737      5,128,719      5,069,892      5,069,892      5,069,892
---------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report contain "forward-looking statements" based upon management's expectations and beliefs concerning future events impacting the registrant. Actual results of operations or financial condition may differ because of business conditions in the apparel industry generally, risks associated with the registrant's Central American operations, competition, the potential impact of a reduction in sales to the registrant's largest customer, the addition or loss of significant personnel, the timing of orders placed by the registrant's customers, and such other risk factors as may be identified from time to time in the registrant's filings with the Securities and Exchange Commission.

NET SALES

Net sales in fiscal 1999 were $228,845,000, an increase of $34,648,000, or 18%, over fiscal 1998 net sales of $194,197,000. The 1999 sales increase was a result of increased unit demand mainly in the registrant's Childrenswear and Women's Divisions. Net sales in fiscal 1998 were $194,197,000, an increase of $40,947,000 over fiscal 1997 net sales of $153,250,000. The 1998 sales increase was primarily a result of an increase in total units shipped in the registrant's Childrenswear Division. The increase in units shipped in both fiscal 1999 and 1998 over the prior periods was primarily the result of increased demand from Wal-Mart Stores, Inc., the registrant's largest customer.

GROSS MARGIN

Gross margin in fiscal 1999 was $57,864,000 or 25% of net sales, as compared to $45,815,000, or 24% of net sales, in fiscal 1998. The gross margin increase in dollars was a result of increased sales volume. The gross margin increase as a percentage of sales was due primarily to improvements in absorption of manufacturing expenses.

Gross margin in fiscal 1998 was $45,815,000, or 24% of net sales, as compared to $36,417,000, or 24% of net sales, in fiscal 1997. The gross margin was comparable as a percentage of sales to the prior fiscal year. The gross margin increase in dollars was a result of the increased sales volume.

Selling and administrative expenses in fiscal 1999 were $29,318,000, or 13% of net sales, as compared to $25,126,000, or 13% of net sales, in fiscal 1998. Spending for advertising, an increase in shipping expense related to the volume increase, and continued investment in and upgrading of computer systems accounted for most of the dollar increase.

Selling and administrative expenses in fiscal 1998 were $25,126,000, or 13% of net sales, as compared to $22,915,000, or 15% of net sales, in fiscal 1997. The dollar increase in the amount of expenditures was due to additional shipping expense related to volume, increased advertising expense, and continued investment in and upgrading of computer systems. The decrease as a percentage of sales was attributable to increased sales volume.

Interest income in fiscal 1999 was $2,513,000, a decrease from $2,960,000 in the previous year. The decrease in interest income was due primarily to a reduction in overall interest rates as certain of the Company's higher-yielding, longer-term U.S. Government obligations matured and the proceeds were reinvested in lower-yielding, shorter-term U.S. Government obligations and, to a lesser extent, to a reduction in the level of investment.

Interest income in fiscal 1998 was $2,960,000, an increase from $2,773,000 in the previous year. The increase from 1997 to 1998 was the result of higher levels of investments.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, working capital was $77,402,000, a decrease of $3,447,000 from September 30, 1998, working capital of $80,849,000. The decrease in working capital was due primarily to a reduction in U.S. Government obligations maturing in less than one year, offset by an increase in inventory.

At September 30, 1999, accounts receivable was $59,381,000, an increase of $16,818,000 from September 30, 1998 of $42,563,000. The increase in the receivable balance was primarily due to increased shipping during the fourth quarter of fiscal 1999.

At September 30, 1999, inventory was $37,333,000, an increase of $4,557,000 from September 30, 1998 of $32,776,000. The inventory increase was due primarily to additional inventory required to support its accelerated delivery requests in the registrant's replenishment programs.

Shareholders' equity at September 30, 1999 was $120,127,000 or $22.64 book value per share, as compared to $109,707,000 or $21.39 book value per share, at September 30, 1998.

In fiscal 1999 the registrant continued its year end special dividend payment which it initiated in fiscal 1998. The special dividend generally is paid in November, after the balance sheet date.

Management believes that the registrant has sufficient working capital to finance its operations and projected growth. There were no short-term borrowings outstanding during fiscal years 1999, 1998, 1997, and management does not anticipate the need for any such borrowings. If necessary, the registrant has the ability to obtain funds from a number of sources to meet its seasonal and long-term requirements.

-------------------------------------------------------------------------------
YEAR 2000

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

4. Remediation. The registrant selected new software packages for financials, electronic data interchange ("EDI"), customer order processing, distribution, warehousing, and manufacturing. Computer hardware and communication plans were developed to support the implementation of new software packages. To date, the registrant has implemented new financial software, including general ledger, accounts payable, and fixed assets. These systems were implemented at the beginning of the 1999 fiscal year. The registrant also has installed a new distribution system to be implemented at all shipping facilities. To date this centralized distribution system has been installed at all shipping facilities, including a new warehouse and distribution facility. New EDI and customer order processing systems have been implemented together in phases designated by customers. The first two major customers were implemented as of the end of April, 1999. Implementation of the 3rd major customer and all other customers was completed by the end of August, 1999. Implementation of the new accounts receivable system was completed by the end of the 1999 fiscal year. A new payroll system for domestic manufacturing employees was selected and has been implemented. All systems related to recording production, transfer, and movement of inventory are Y2k compliant.

5. Testing and Certification. Test environments have been established for all systems, and functional specialists have been reviewing the results for correctness. The registrant has tested and certified all critical and important IT systems, including all EDI systems with suppliers; test of customer EDI systems have been completed. The registrant has purchased software tools to audit and insure software compliance as well as developed plans for test runs of various dates crossing century boundaries. The outcome of these tests will identify any non-compliant components needing adjustment.

6. Contingency Planning. The registrant does not have any contingency plans in place regarding systems that are not expected to be Y2k compliant because all critical systems have been tested and found to be Y2k compliant.

While the primary thrust behind the replacement of existing software with new systems has been improved functionality, the impact of Y2k readiness issues accelerated implementation of plans. Total costs are approximately $2,500,000 including capital outlays for the software, services, hardware, and communication components of the plans, all but approximately $200,000 of which has been expended to date. The source of funds has been current working capital.

Based upon its efforts to date, the registrant believes that substantially all of both its IT and its non-IT systems, including all critical and important systems, will function properly after January 1, 2000. The registrant has jointly tested all EDI systems with both customers and suppliers. Through this process any non-compliant components have been adjusted or workarounds developed. The registrant also has continued its efforts to confirm that major third-party businesses and its public and private providers of infrastructure services, such as utilities, communications services, and transportation also will be prepared for the Year 2000. Accordingly, the registrant does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial conditions. At this time, the registrant believes that the most likely "worst-case" scenario involves potential disruptions in areas in which the registrant's operations must rely on third parties whose systems may not work properly after January 1, 2000, including failures impacting on the registrant's Central American operations. While such failures could affect important operations of the registrant, either directly or indirectly, the registrant cannot at present estimate either the likelihood or the potential cost of such failures.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The registrant does not believe it is exposed to market risks with respect to any of its investments; the registrant does not utilize market rate sensitive instruments for trading or other purposes. The registrant's investments consist primarily of U.S. Government obligations with maturities of four years or less.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
                           ASSETS                             SEPTEMBER 30, 1999      SEPTEMBER 30, 1998
--------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                     $  12,952,000           $   9,599,000
  U.S. Government securities--short-term                                                   22,216,000
  Accounts receivable, less estimated uncollectibles of
    $512,000 at 1999 and $517,000 at 1998                          59,381,000              42,563,000
  Inventories                                                      37,333,000              32,776,000
  Other current assets                                              6,706,000               4,962,000
--------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                       116,372,000             112,116,000
--------------------------------------------------------------------------------------------------------
U.S. GOVERNMENT SECURITIES--LONG-TERM                              25,435,000              15,315,000
PROPERTY, PLANT AND EQUIPMENT, NET                                 15,393,000              13,345,000
OTHER ASSETS                                                        6,492,000               5,397,000
--------------------------------------------------------------------------------------------------------
       TOTAL                                                    $ 163,692,000           $ 146,173,000
--------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                              $   9,959,000           $   8,555,000
  Accrued liabilities                                              22,495,000              18,575,000
  Income taxes payable                                              6,496,000               4,000,000
  Current portion of capitalized lease obligations                     20,000                 137,000
--------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                   38,970,000              31,267,000
--------------------------------------------------------------------------------------------------------
CAPITALIZED LEASE OBLIGATIONS, NET OF CURRENT PORTION               2,150,000               2,170,000
--------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                               2,445,000               3,029,000
--------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
  Preferred stock ($10 par value), 500,000 shares
    authorized; none issued
  Common stock (no par value), 15,000,000 shares authorized;
    shares issued: 5,305,737 at 1999 and 5,128,719 at 1998          2,653,000               2,564,000
  Additional paid-in capital                                       11,272,000               6,792,000
  Unamortized value of restricted stock                            (3,925,000)
  Retained earnings                                               110,127,000             100,351,000
--------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                                 120,127,000             109,707,000
--------------------------------------------------------------------------------------------------------
       TOTAL                                                    $ 163,692,000           $ 146,173,000
--------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------------------------------------------------------
                                                                      YEARS ENDED SEPTEMBER 30,
                                                           -----------------------------------------------
                                                            1999                 1998                 1997
--------------------------------------------------------------------------------------------------------------
NET SALES                                               $228,845,000         $194,197,000         $153,250,000
  Cost of sales                                          170,981,000          148,382,000          116,833,000
--------------------------------------------------------------------------------------------------------------
  Gross margin on sales                                   57,864,000           45,815,000           36,417,000
  Selling and administrative expenses                     29,318,000           25,126,000           22,915,000
  Interest on capitalized leases                              89,000              111,000              119,000
  Interest income                                         (2,513,000)          (2,960,000)          (2,773,000)
--------------------------------------------------------------------------------------------------------------
  Earnings before provision for income taxes              30,970,000           23,538,000           16,156,000
  Provision for income taxes                              12,630,000            9,501,000            6,441,000
--------------------------------------------------------------------------------------------------------------
NET EARNINGS                                            $ 18,340,000         $ 14,037,000         $  9,715,000
--------------------------------------------------------------------------------------------------------------
  Earnings per share--Basic                                    $3.52                $2.75                $1.92
                    --Diluted                                  $3.49                $2.73                $1.92
  Average shares outstanding--Basic                        5,210,000            5,109,000            5,070,000
                            --Diluted                      5,257,000            5,150,000            5,070,000
--------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------
                                                                 UNAMORTIZED
                                                  ADDITIONAL      VALUE OF
                                       COMMON       PAID-IN      RESTRICTED       RETAINED
YEARS ENDED 1997, 1998 AND 1999        STOCK        CAPITAL         STOCK         EARNINGS        TOTAL
-----------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996        $2,535,000   $ 5,821,000                   $ 87,785,000   $ 96,141,000
-----------------------------------------------------------------------------------------------------------
  Net earnings                                                                     9,715,000      9,715,000
  Dividends paid--$1.00 per share                                                 (5,070,000)    (5,070,000)
-----------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997        $2,535,000   $ 5,821,000                   $ 92,430,000   $100,786,000
-----------------------------------------------------------------------------------------------------------
  Net earnings                                                                    14,037,000     14,037,000
  Exercise of stock options              29,000       971,000                                     1,000,000
  Dividends paid--$1.20 per share                                                 (6,116,000)    (6,116,000)
-----------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998        $2,564,000   $ 6,792,000                   $100,351,000   $109,707,000
-----------------------------------------------------------------------------------------------------------
  Net earnings                                                                    18,340,000     18,340,000
  Issuance of restricted stock           80,000     4,200,000      (4,280,000)
  Amortization of restricted stock                                    355,000                       355,000
  Exercise of stock options               9,000       280,000                                       289,000
  Dividends paid--$1.65 per share                                                 (8,564,000)    (8,564,000)
-----------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999        $2,653,000   $11,272,000   $  (3,925,000)  $110,127,000   $120,127,000
-----------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------
                                                                      YEARS ENDED SEPTEMBER 30,
                                                                -------------------------------------
                                                                 1999           1998           1997
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET EARNINGS                                                $18,340,000    $14,037,000     $9,715,000
  ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
    CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
    Deferred compensation                                         355,000
    Depreciation and amortization                               3,913,000      3,835,000      2,932,000
    Provision for losses on accounts receivable                                  (15,000)        62,000
    Deferred income taxes                                      (2,114,000)      (706,000)      (325,000)
    Changes in assets and liabilities:
       U.S. Government securities--short-term                   5,434,000        733,000        373,000
       Accounts receivable                                    (16,818,000)   (11,456,000)    (5,113,000)
       Inventories                                             (4,557,000)       955,000     (5,092,000)
       Other current assets                                      (171,000)      (163,000)     1,759,000
       Accounts payable                                         1,404,000      1,966,000      1,980,000
       Accrued liabilities                                      3,920,000      2,141,000      5,113,000
       Income taxes payable                                     2,453,000      1,604,000      1,041,000
       Other assets                                            (1,095,000)      (348,000)      (813,000)
-------------------------------------------------------------------------------------------------------
       NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES         11,064,000     12,583,000     11,632,000
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of U.S. Government securities--long-term                23,456,000     22,840,000      6,028,000
  Purchase of U.S. Government securities--long-term           (16,794,000)   (25,028,000)   (22,906,000)
  Additions to property, plant and equipment                   (5,961,000)    (3,710,000)    (1,622,000)
  Proceeds from sales of property, plant and equipment                                          135,000
-------------------------------------------------------------------------------------------------------
       NET CASH FLOWS PROVIDED BY (USED FOR) INVESTING
       ACTIVITIES                                                 701,000     (5,898,000)   (18,365,000)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                                         (8,564,000)    (6,116,000)    (5,070,000)
  Repayment of capitalized lease obligations                     (137,000)      (630,000)      (124,000)
  Proceeds from exercised stock options                           289,000      1,000,000
-------------------------------------------------------------------------------------------------------
       NET CASH FLOWS USED FOR FINANCING ACTIVITIES            (8,412,000)    (5,746,000)    (5,194,000)
-------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                3,353,000        939,000    (11,927,000)
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  9,599,000      8,660,000     20,587,000
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $12,952,000     $9,599,000     $8,660,000
-------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
  CASH PAID DURING THE YEAR FOR:
    Interest                                                  $    89,000     $  111,000     $  119,000
    Income taxes                                               12,404,000      8,711,000      5,819,000
-------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

c. REVENUE RECOGNITION

Sales are recognized upon shipment of merchandise. The Company does not provide for allowances or return of goods except for cause. When an allowance or return occurs, it is accounted for as a reduction of sales. Sales allowances or returns are not significant to the operations of the Company.

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

g. EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period in accordance with the provisions of Statement of Financial Accounting Standards No. 128. Diluted earnings per share considers the effect of potential common shares such as stock options. The dilution for the years ended September 30, 1999 and 1998 is due to the net incremental effect of outstanding stock options of 48,000 and 41,000 shares, respectively.

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

-------------------------------------------------------------------------------

The Company's investments are designated as trading or held-to-maturity. Trading securities are reported at fair value, with changes in fair value included in earnings. When the Company has the intent and ability to hold the securities to maturity they are classified as held-to-maturity securities and reported at amortized cost.

NOTE 2--INVESTMENTS

Investments in the held-to-maturity category amounted to $25,435,000 at September 30, 1999 and consisted of U.S. Treasury Notes with contractual maturities as follows:

2001........................................................      $17,963,000
2002........................................................        7,472,000
                                                                  -----------
                                                                  $25,435,000
                                                                  ===========

The estimated fair value of investments approximates the amortized cost, and, therefore, there are no unrealized gains or losses as at September 30, 1999.

NOTE 3--INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:

                                                                     1999             1998
                                                                     ----             ----
Raw materials...............................................       $6,997,000       $7,305,000
Work in process.............................................        6,932,000        5,560,000
Finished goods..............................................       23,404,000       19,911,000
                                                                  -----------      -----------
                                                                  $37,333,000      $32,776,000
                                                                  ===========      ===========

NOTE 4--PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                                                     1999             1998
                                                                     ----             ----
Capitalized leased manufacturing plants.....................      $12,023,000      $11,373,000
Machinery and equipment.....................................       19,847,000       16,018,000
Leasehold improvements......................................        5,122,000        3,912,000
Transportation equipment....................................        2,118,000        1,880,000
                                                                  -----------      -----------
                                                                   39,110,000       33,183,000
Less accumulated depreciation and amortization..............       23,717,000       19,838,000
                                                                  -----------      -----------
                                                                  $15,393,000      $13,345,000
                                                                  ===========      ===========

The net book value of the capitalized leased manufacturing plants was $3,482,000 at September 30, 1999 and $2,933,000 at September 30, 1998.

NOTE 5--CAPITALIZED LEASES

Substantially all of the Company's leases of manufacturing facilities have been capitalized. Future minimum lease payments of principal and interest under leases capitalized at September 30, 1999 are as follows:

2000........................................................      $    99,000
2001........................................................          309,000
2002........................................................          300,000
2003........................................................          430,000
2004........................................................          262,000
Later years.................................................        1,151,000
                                                                  -----------
                                                                    2,551,000
Less interest--3.90% to 6.0%................................         (381,000)
                                                                  -----------
Total minimum lease payments................................        2,170,000
Less amounts due within one year............................          (20,000)
                                                                  -----------
                                                                  $ 2,150,000
                                                                  ===========

-------------------------------------------------------------------------------

NOTE 6--INCOME TAXES

The difference between the total statutory Federal income tax and the actual income tax expense is accounted for as follows:

                                               1999                      1998                      1997
                                     ------------------------   -----------------------   -----------------------
                                                   Percent of                Percent of                Percent of
                                                    Pre-tax                   Pre-Tax                   Pre-Tax
                                       Amount       Earnings      Amount      Earnings      Amount      Earnings
                                     ------------------------   -----------------------   -----------------------
Federal statutory tax expense......  $10,839,000      35.0%     $8,238,000      35.0%     $5,655,000      35.0%
State and local income tax expense,
net of Federal income tax
benefit............................    1,791,000       5.8       1,263,000       5.4         786,000       4.9
                                     -----------      ----      ----------      ----      ----------      ----
Income tax expense.................  $12,630,000      40.8%     $9,501,000      40.4%     $6,441,000      39.9%
                                     ===========      ====      ==========      ====      ==========      ====

Income tax expense consists of the following components:

                                                                 1999          1998          1997
                                                                 ----          ----          ----
Current.....................................................  $14,744,000   $10,207,000   $6,766,000
Deferred....................................................   (2,114,000)     (706,000)    (325,000)
                                                              -----------   -----------   ----------
                                                              $12,630,000   $ 9,501,000   $6,441,000
                                                              ===========   ===========   ==========

Deferred income taxes are provided to reflect the tax effect of timing differences in reporting income and deductions for tax and financial statement purposes, principally depreciation, pension, employee benefits, deferred compensation and inventory.

Included in Other Current Assets at September 30, 1999 and 1998 is $4,077,000 and $2,504,000, respectively, of current deferred income tax debits, and included in Income Taxes Payable at September 30, 1999 and 1998 is $332,000 and $289,000, respectively, of current deferred income tax credits.

NOTE 7--COMMITMENTS

The Company is obligated under certain long-term leases which do not meet the criteria for capitalization. The annual minimum rental commitments (excluding escalation) of these leases are:

2000........................................................  $1,988,000
2001........................................................   1,746,000
2002........................................................   1,647,000
2003........................................................   1,511,000
2004........................................................   1,222,000
2005 and thereafter.........................................   7,080,000

Total rental expense charged to operations in 1999, 1998 and 1997 amounted to $2,138,000, $1,952,000 and $1,591,000, respectively.

The Company is obligated under various licensing agreements for annual minimum royalty expense commitments, amounting to approximately $865,000 in 2000.

Total royalty expense charged to operations in 1999, 1998 and 1997 amounted to $1,188,000, $1,868,000 and $2,444,000, respectively.

NOTE 8--STOCK OPTION PLAN

In 1989, the Company adopted a plan ("1989 Plan") for granting stock options to employees to purchase common stock at a price not lower than its fair market value at the respective date of grant, and 200,000 shares (as adjusted) were reserved for issuance under the 1989 plan. On November 6, 1996, options to purchase a total of 177,500 shares of the Company's Common Stock at an exercise price of $17 per share were granted to certain employees. The options are exercisable until ten years from date of grant subject to certain conditions. The last day options may be granted pursuant to the 1989 plan passed during the last fiscal year, and at September 30, 1999, no further options were available for grant under the 1989 Plan. In 1998, the Company adopted a plan ("1998 Plan") for granting stock options to employees pursuant to equivalent terms and conditions as the 1989 Plan, and 200,000 shares were reserved for issuance. No options have been granted pursuant to the 1998 Plan, and at September 30, 1999, 200,000 options were available for grant thereunder.

During fiscal 1999, 17,018 options were exercised for a total of $289,306. At September 30, 1999, there were 101,655 options outstanding of which 97,493 options were exercisable.

-------------------------------------------------------------------------------

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

NOTE 9--PENSION AND RETIREMENT PLANS

The Company contributes to defined benefit pension plans which cover all eligible employees. Pension costs are generally funded currently. Pension expense amounted to $253,899 in 1999, $37,595 in 1998 and $249,721 in 1997.
Pension information under FASB No. 132 is as follows:

                                                                 1999          1998
                                                              -----------   -----------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligation at beginning of year                       $14,755,787   $12,743,244
Service cost                                                      631,223       535,555
Interest cost                                                   1,097,255     1,027,095
Amendments                                                                      415,024
Actuarial loss                                                    391,817     1,266,228
Benefits paid                                                    (260,468)     (259,077)
Settlements                                                      (924,004)     (972,282)
                                                              -----------   -----------
Benefit obligation at end of year                             $15,691,610   $14,755,787
                                                              -----------   -----------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                $18,556,352   $16,255,283
Actual return on plan assets                                    1,480,991     2,771,223
Employer contribution                                             776,423       761,205
Benefits paid                                                    (260,468)     (259,077)
Settlements                                                      (924,004)     (972,282)
                                                              -----------   -----------
Fair value of plan assets at end of year                      $19,629,294   $18,556,352
                                                              -----------   -----------

RECONCILIATION OF FUNDED STATUS
Funded status                                                 $ 3,937,684   $ 3,800,565
First Quarter Contribution                                        784,081       321,422
Unrecognized net transition obligation                            447,901       510,901
Unrecognized prior service cost                                   796,088       982,510
Unrecognized net actuarial (gain) or loss                          83,018      (551,810)
                                                              -----------   -----------
Prepaid benefit cost, September 30                            $ 6,048,772   $ 5,063,588
                                                              ===========   ===========

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate
  Beginning of year                                                 7.50%         8.00%
  End of year                                                       7.50%         7.50%
Expected return on plan assets                                      9.50%         9.50%
Rate of compensation increase                                       5.30%         5.30%

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                  $   631,223   $   535,555
Interest cost                                                   1,097,255     1,027,095
Expected return on plan assets                                 (1,788,449)   (1,561,879)
Amortization of net transition obligation                          72,425        70,069
Amortization of prior service cost                                186,422       162,942
Amortization of net actuarial loss                                                5,728
Settlement (gain) or loss                                          55,023      (201,915)
                                                              -----------   -----------
Net periodic benefit cost                                     $   253,899   $    37,595
                                                              ===========   ===========

-------------------------------------------------------------------------------

The Board of Directors adopted on April 1, 1989 a Supplemental Executive Retirement Plan for certain executive employees to restore pension benefits which had been reduced by legislative action. The Company purchased annuity contracts to fund its obligation for the four participants (three officers-directors and one employee-director of the Company) under such plan and reimbursed the participants for the current tax recognition resulting from such purchases. The respective costs were amortized over the remaining estimated employment lives of the participants. In 1999 and 1998 there were no expenses for the plan, and in 1997 the expense was $436,000. The plan was terminated in May, 1999. See note 14.

The Board of Directors adopted on January 1, 1995, a Supplemental Benefit Restoration Plan for certain employees not covered by the Supplemental Executive Retirement Plan to restore certain pension benefits which had been reduced by legislative action. The Company is currently funding its obligations under the Plan and the 1999, 1998 and 1997 expense for such plan was $180,000, $146,000 and $81,000, respectively.

NOTE 10--MAJOR CUSTOMERS

The Company operates within one industry segment--the manufacture of apparel. Sales to one mass merchandiser accounted for approximately 89% of the Company's net sales in 1999, 80% in 1998 and 71% in 1997. In addition a national retail chain accounted for approximately 7%, 10% and 12% of the Company's net sales in 1999, 1998 and 1997, respectively. No other customer accounted for more than 10% of the Company's net sales in any of the three years. The Company routinely assesses the financial strength of its customers and, as a consequence, generally does not require collateral or other security to support customer receivables. Historically, the Company has not experienced significant losses related to receivables and management believes that its trade receivable credit risk exposure is limited.

NOTE 11--SHAREHOLDERS' EQUITY

Pursuant to the Company's Rights Plan, each shareholder holds one right for each share of common stock, and in the event any person acquires 20% of the Company's common stock, each right will give the holder the option to purchase one share of the Company's common stock for $90, subject to adjustment. The rights expire May 16, 2003, and may be redeemed by the Company for $.01 per right. As of September 30, 1999, 5,305,737 shares of the Company's common stock were reserved for issuance under the Company's Rights Plan.

NOTE 12--EMPLOYMENT AGREEMENTS

The Company maintains employment agreements with four directors, three of whom are also officers of the Company. The employment agreements contain provisions that would entitle each of the four directors to receive up to 2.99 times his five year average annual compensation plus continuation of certain benefits if there is a change in control in the Company (as defined) and his employment terminates. The maximum contingent liability under these agreements in such event is approximately $10,629,000. The employment agreements also provide for severance benefits, disability and death benefits and, as to one officer-director, consulting services under certain circumstances.

-------------------------------------------------------------------------------

NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED)

Financial data for the interim periods of 1999 and 1998 were as follows:

                                                                                                    EARNINGS
                                                                                                    PER SHARE
                                                             NET        GROSS        NET       -------------------
                                                            SALES      MARGINS     EARNINGS     BASIC     DILUTED
                                                            -----      -------     --------     -----     -------
                                                                  (In thousands, except per share amounts)
Fiscal Year 1999
Quarters
--------

First....................................................   $39,037    $10,113      $3,048      $ .59      $ .58
Second...................................................    58,656     14,929       5,186       1.01       1.01
Third....................................................    45,836     11,837       3,676        .70        .69
Fourth...................................................    85,316     20,985       6,430       1.22       1.21
                                                           --------    -------     -------      -----      -----
   Total.................................................  $228,845    $57,864     $18,340      $3.52      $3.49
                                                           ========    =======     =======      =====      =====

Fiscal Year 1998
Quarters
--------
First....................................................   $37,711     $8,817      $2,474      $ .49      $ .48
Second...................................................    41,098      9,901       3,022        .59        .59
Third....................................................    43,706     10,439       3,071        .60        .60
Fourth...................................................    71,682     16,658       5,470       1.07       1.06
                                                           --------    -------     -------      -----      -----
   Total.................................................  $194,197    $45,815     $14,037      $2.75      $2.73
                                                           ========    =======     =======      =====      =====

NOTE 14--RESTRICTED STOCK PLAN

In May, 1999, the Company terminated the Supplemental Executive Retirement Plan ("SERP"). In lieu of the SERP, the Company adopted a 1999 Restricted Stock Plan ("Restricted Stock Plan") for the benefit of the same individuals covered under the SERP and issued 160,000 shares of Common Stock thereunder. The shares issued pursuant to the Restricted Stock Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, plan participants are entitled to vote and receive dividends on such shares.

Upon issuance of the 160,000 shares pursuant to the Restricted Stock Plan, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to shareholders' equity and will be amortized over the five year restriction period. The compensation expense taken with respect to the restricted shares during the year ended September 30, 1999, was $355,000.

INDEPENDENT AUDITORS' REPORT
-------------------------------------------------------------------------------

Board of Directors and Shareholders
Garan, Incorporated

We have audited the accompanying consolidated balance sheets of Garan, Incorporated and its subsidiaries as at September 30, 1999 and 1998 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the consolidated financial position of Garan, Incorporated and its subsidiaries as at September 30, 1999 and 1998, and the results of consolidated operations, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

                                                 Citrin Cooperman & Company, LLP

New York, New York
November 10, 1999

                                    PART III

           Item 10.    Directors and Executive Officers of the
Registrant.

                       The information required to be set forth in this Item will be contained in registrant's 2000 Proxy Statement under the caption "Election of Directors" and is incorporated by reference into this Report.

           Item 11.    Executive Compensation.

                       The information required to be set forth in this Item will be contained in registrant's 2000 Proxy Statement under the caption "Executive Compensation" and is incorporated by reference into this Report.

           Item 12. Security Ownership of Certain Beneficial Owners and Management.

                       The information required to be set forth in this Item will be contained in registrant's 2000 Proxy Statement under the caption "Election of Directors; Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference into this Report.

           Item 13.    Certain Relationships and Related Transactions.

                       The information required to be set forth in this Item will be contained in registrant's 2000 Proxy Statement under the caption "Transactions with Management" and is incorporated by reference into this Report.

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

               (a) Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules.

                                                                            Page
                                                                            ----

            (1)         Consolidated Financial Statements.

                        Included in Part II, Item 8 of this
Report:


                        Consolidated Balance Sheets as at
September 30, 1999, and September 30, 1998.

                        Consolidated Statements of Earnings
- years ended September 30, 1999, September 30, 1998, and
September 30, 1997.

                        Consolidated Statements of
Shareholders' Equity - years ended September 30, 1999,
September 30, 1998, and September 30, 1997.

                        Consolidated Statements of Cash
Flows - years ended September 30, 1999, September 30, 1998, and September 30, 1997.

                        Notes to Consolidated Financial
Statements for the years ended September 30, 1999, September
30, 1998, and September 30, 1997.

                                                                            Page
                                                                            ----

                        Independent Auditors' Report dated
November 10, 1999.

            (2)      Consolidated Financial Statement Schedules.

                        Independent Auditors' Report on
Schedules dated November 10, 1999, and Consent of
Independent Certified Public Accountants dated December 28,
1999.                                                                        F-1

                        Supplemental Notes to Consolidated
Financial Statements for the years ended September 30, 1999,
September 30, 1998, and September 30, 1997.                                  F-2

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

                            (i)  Restated Articles of
                       Incorporation.(1)

                            (ii) Articles of Amendment of the Restated Articles
                       of Incorporation.(1)

                            (iii) Articles of Amendment of the Restated Articles
                       of Incorporation.(2)

                            (iv) By-laws, as amended through April 21, 1993.(3)

                       (4) Instruments defining the rights of security holders, including indentures.

                            (i) Amended and Restated Rights Agreement dated as
                       of April 21, 1993, between the registrant and Chemical Bank (now known as Chase Manhattan Bank).(3)

                            (10) Material Contracts.

                             (i) 1989 Stock Option Plan.(4)

                             (ii) 1998 Stock Option Plan.(5)

                             (iii) 1999 Restricted Stock Plan

                             (iv) Employment and Consulting Agreement amended
                       and restated as of October 1, 1996, between the registrant and Seymour Lichtenstein.(6)

                             (v) Employment Agreement amended and restated as of
                       October 1, 1996, between the registrant and Jerald Kamiel.(6)

                             (vi) Employment Agreement amended and restated as
                       of October 1, 1996, between the registrant and William
                       J. Wilson.(6)

                             (vii) Employment Agreement amended and restated as
                       of October 1, 1996, between the registrant and Rodney Faver.(6)

                             (viii) Amendment to Employment Agreement dated
                       November 9, 1998, between the registrant and Rodney Faver.(7)

                             (ix) Form of Indemnity Agreement dated August 9,
                       1993, between the registrant and each of its directors.(8)

                             (x) Indemnity Agreement dated August 9, 1993,
                       between the registrant and Alexander J. Sistarenik.(8)

                       (21) Schedule of Subsidiaries of registrant.

                       (27) Financial Data Schedule.

Exhibits not included in this filing are hereby incorporated by reference from the following reports and registration statements previously filed by the registrant:

(1) Annual Report on Form 10-K for the fiscal year ended September 30, 1988.

(2) Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

(3) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993.

(4) Registration Statement on Form S-8 (File No. 33-29054) filed May 31, 1989.

(5) Registration Statement on Form S-8 (File No. 333-66009) filed October 22, 1998.

(6) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

(7) Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

(8) Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

                (d) The Consolidated Financial Statement Schedules Specified in
Item 14(a)(2) are annexed.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GARAN, INCORPORATED


December 28, 1999                  By: /s/ WILLIAM J. WILSON
                                      ----------------------------------
                                      William J. Wilson, Vice President
                                      Finance and Administration


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


December 28, 1999                  /s/ SEYMOUR LICHTENSTEIN
                                   -------------------------------------
                                   Seymour Lichtenstein
                                   Principal Executive Officer, Director


December 28, 1999                  /s/ WILLIAM J. WILSON
                                   -------------------------------------
                                   William J. Wilson
                                   Principal Financial Officer, Director


December 28, 1999                  /s/ ALEXANDER J. SISTARENIK
                                   -------------------------------------
                                   Alexander J. Sistarenik,
                                   Principal Accounting Officer


December 28, 1999                  /s/ STEPHEN J. DONOHUE
                                   -------------------------------------
                                   Stephen J. Donohue, Director


December 28, 1999                  /s/ RODNEY FAVER
                                   -------------------------------------
                                   Rodney Faver, Director


December 28, 1999                  /s/ MARVIN S. ROBINSON
                                   -------------------------------------
                                   Marvin S. Robinson, Director

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES


Board of Directors
 and Shareholders
Garan, Incorporated

           In connection with our audit of the Consolidated Financial Statements of Garan, Incorporated for the year ended September 30, 1999, incorporated into this Annual Report on Form 10-K in Part II, Item 8, we also have audited the supporting Consolidated Financial Statement Schedules listed in Item 14(a)(2) of this Report. In our opinion, those Consolidated Financial Statement Schedules present fairly, when read in conjunction with the related Consolidated Financial Statements, the financial data required to be set forth therein.


                         CITRIN COOPERMAN & COMPANY, LLP


November 10, 1999
New York, New York



               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


           As independent certified public accountants, we hereby consent to the incorporation of our report dated November 10, 1999, included in, or incorporated by reference in, Registration Statement Nos. 2-72544, 33-29054, and 333-66009 on Form S-8 and the related Prospectuses.


                         CITRIN COOPERMAN & COMPANY, LLP


December 28, 1999
New York, New York

                      GARAN, INCORPORATED AND SUBSIDIARIES

             SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14 - INTEREST INCOME

            Interest income is comprised of the following components:


                               1999               1998            1997
                               ----               ----            ----
            Investments     $2,259,000          $2,494,000     $2,262,000


            Other              254,000             466,000        511,000
                            ----------          ----------     ----------


                            $2,513,000          $2,960,000     $2,773,000
                            ==========          ==========     ==========


Note 15 - ACCRUED LIABILITIES

            Accrued liabilities as at September 30, 1999, and September 30, 1998, consist of the following:


                                   1999            1998
                                   ----            ----
            Payroll/Bonus      $ 7,199,000     $ 5,606,000

            Payroll Taxes          108,000         141,000

            Accrued Expenses    15,188,000      12,828,000
                               -----------     -----------
                               $22,495,000     $18,575,000
                               ===========     ===========
