Form 10-Q
period 1999-12-31
GARAN INC
filed 2000-02-14
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1999      Commission File No 1-4506

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

Class                                   Outstanding December 31, 1999

Common Stock (no par value)             5,320,338 shares

                        PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                THREE MONTHS ENDED
                                                12/31/99       12/31/98
                                            ____________    _____________
Net sales                                    $53,345,000     $39,037,000

Cost of sales                                 41,947,000      28,924,000
                                            ____________    ____________
   Gross margin on sales                      11,398,000      10,113,000

Selling and administrative expenses            6,596,000       5,726,000

Interest on capitalized leases                    24,000          24,000
Interest income                                 (664,000)       (761,000)
                                             ___________     ___________
    Earnings before provision
        for income taxes                       5,442,000       5,124,000

Provision for income taxes                     2,258,000       2,076,000
                                             ___________     ___________
Net earnings                                 $ 3,184,000     $ 3,048,000
                                             ===========     ===========

Earnings per share data:

  Earnings per share - Basic                $       0.60    $       0.59
                     - Diluted              $       0.59    $       0.58

  Average common shares outstanding - Basic    5,320,000       5,137,000
                                    - Diluted  5,354,000       5,177,000

Dividends paid per share                    $       1.05    $       0.90

                     GARAN, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                               12/31/99       9/30/99
                                            ____________    _____________
ASSETS
Current Assets:
   Cash and cash equivalents                $   9,086,000     12,952,000
   U.S. Government securities - short-term      5,905,000              0
   Accounts receivable, less estimated
   uncollectibles of $512,000 at
   12/31/99 and $512,000 at 9/30/99            29,575,000     59,381,000
   Inventories                                 39,953,000     37,333,000
   Other current assets                         7,528,000      6,706,000
   Total current assets                        92,047,000    116,372,000

U.S. Government Securities - Long-term         38,721,000     25,435,000
Property, plant and equipment, less
  accumulated depreciation and amortization    14,469,000     15,393,000
Other assets                                    7,772,000      6,492,000
   TOTAL                                    $ 153,009,000    163,692,000
                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $   6,943,000      9,959,000
   Accrued liabilities                         18,985,000     22,495,000
   Federal and state income taxes payable       4,460,000      6,496,000
   Current portion of capitalized leases           20,000         20,000
   Total current liabilities                   30,408,000     38,970,000

Capitalized lease obligations, net of
 current portion                                2,130,000      2,150,000

Deferred income taxes                           2,285,000      2,445,000

Shareholders' Equity:
   Preferred stock ($10 par value) 500,000
     shares authorized; none issued
  Common stock (no par value) 15,000,000
     shares authorized; issued 5,320,338
      at 12/31/99 and 5,305,737 at 9/30/99      2,660,000       2,653,000
  Additional paid-in-capital                   11,513,000      11,272,000
 Unamortized value of restricted stock         (3,712,000)     (3,925,000)
  Retained earnings                           107,725,000     110,127,000
    Total shareholders' equity                118,186,000     120,127,000
    TOTAL                                   $ 153,009,000     163,692,000
                                             ============   =============

                    GARAN, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                   THREE MONTHS ENDED
                                               12/31/99          12/31/98
                                            _____________    _____________
Cash Flows From Operating Activities:
  Net earnings                              $   3,184,000     $ 3,048,000
 Adjustments to reconcile to net cash
  provided by operating activities:
    Deferred compensation                         213,000               0
    Depreciation and amortization               1,116,000         914,000
    Provision for losses on accounts
    receivable                                          0               0
    Deferred income taxes                        (160,000)       (150,000)
  Changes in assets and liabilities:
    U.S. Government securities - Short-term    (6,062,000)      1,124,000
    Accounts receivable                        29,806,000      19,938,000
    Inventories                                (2,620,000)    (10,826,000)
    Other current assets                         (148,000)       (261,000)
    Accounts payable                           (3,016,000)     (2,527,000)
    Accrued liabilities                        (3,510,000)     (4,033,000)
    Income taxes payable                       (2,036,000)       (509,000)
    Other assets                               (1,954,000)       (202,000)
Net Cash provided by (used in) Operating       14,813,000      (6,516,000)
  Activities                                 ____________    ____________

Cash Flows From Investing Activities:
  Sale of U.S. Gov't securities - Long-term             0       5,404,000
  Purchase of U.S. Gov't securities -
    Long-term                                 (13,129,000)    (12,720,000)
  Additions to property, plant, and              (192,000)       (764,000)
  equipment
  Net Cash used for Investing Activities      (13,321,000)     (8,080,000)
                                             _____________   ____________
Cash Flows From Financing Activities:
  Payment of dividends                         (5,586,000)     (4,625,000)
  Repayment of capitalized lease obligations      (20,000)        (27,000)
  Proceeds from exercised stock options           248,000         187,000
    Net Cash used for Financing Activities     (5,358,000)     (4,465,000)
    Net increase (decrease)in Cash and Cash
    Equivalents                                (3,866,000)     (6,029,000)

Cash and Cash Equivalents At Beginning
  of Period                                    12,952,000       9,599,000
Cash and Cash Equivalents At End of Period  $   9,086,000   $   3,570,000
                                             ============    ============
Supplemental cash flow Disclosures
  Cash Paid During The Period For:
    Interest                                $      24,000   $      24,000
    Income taxes                                4,455,000       2,710,000
                                             ============    ============




                          GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999
                                (UNAUDITED)

1. In the opinion of management, all adjustments necessary to a fair statement of the results of operations have been reflected.

2. Basic and diluted earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period in accordance with the provisions of the Statement of Financial Accounting Standards No. 128 as follows:

                       1999                               1998
           -----------------------------    -------------------------------
            Income   Shares    Per Share      Income      Shares  Per Share
Basic
EPS      $ 3,184,000 5,320,338     $0.60   $3,048,000    5,136,731    $0.59
                               =========                           ========

Effect of
dilutive options        34,147                              39,872


         ---------------------             -----------------------
         $ 3,184,000 5,354,485     $0.59   $3,048,000    5,176,603    $0.58
         ===============================   ================================


3.  Inventories consist of the following:

                                              12/31/99        09/30/99
                                            ___________     ____________
Raw Materials                               $ 6,558,000      $ 6,997,000

Work in Process                               9,281,000        6,932,000

Finished Goods                               24,114,000       23,404,000
                                            ___________     ____________
                                            $39,953,000      $37,333,000
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

FINANCIAL CONDITION

     At December 31, 1999, working capital was $61,639,000 a decrease of $15,763,000 from working capital at September 30, 1999, of $77,402,000. The decrease was due to the special dividend of $0.80 per share, in addition to the regular quarterly dividend of $0.25 per share, which were paid in December, 1999, as well as a seasonal decrease in accounts receivable. A substantial portion of the accounts receivable collected during the quarter was invested in long-term U.S. Government Securities which are not included in working capital. Shareholders' equity at December 31, 1999, was $118,186,000, or $22.01 book value per share, as compared to $120,127,000, or $22.64 book value per share, at September 30, 1999.

RESULTS OF OPERATIONS

Three Month Periods Ended December 31, 1999, and December 31, 1998.

Net sales for the three month period ended December 31, 1999, were $53,345,000 compared to $39,037,000 for the same period in fiscal 1999.
Net earnings for the three month period were $3,184,000, equal to $0.60 per share, compared to $3,048,000, or $0.59 per share, last year. The increase in net sales for the quarter was primarily a result of an increase in units shipped in the registrant's Infant and Toddler and Women's Divisions.

Gross margin for the three months ended December 31, 1999, was $11,398,000, or 21.4% of net sales, compared to $10,113,000, or 25.9% of net sales, for the comparable period in fiscal 1999. The increase in gross margin in dollar terms was due primarily to the increased sales volume noted in the prior paragraph. The decrease in gross margin as a percentage of sales was due principally to changes in customer programs (product mix) and sales growth in lower margin business.

Selling and administrative expenses for the three months ended
December 31, 1999, were $6,596,000, or 12.4% of net sales, as compared to $5,726,000, or 14.7% of net sales, for the comparable period in last year. The increase in selling and administrative expenses was a result of continued investment in improving internal operating systems, a new distribution center, and increases in expenses related to volume. The decrease in selling and administrative expenses as a percentage of net sales was due to the increase in net sales.

YEAR 2000

In response to concerns that certain time-sensitive computer programs written using only two digits to define a year might recognize a date using "00" as the year 1900 or some year other than year 2000 which could result in miscalculations and system failures, in 1996 the registrant established a Year 2000 plan according to a six step process. The process included (1) an inventory of all computer hardware, software, and communication systems plus critical non-IT systems, (2) risk assessment, (3) a research and strategy program, (4) remediation, (5) testing and certification, and (6) contingency planning.

As a result of this process, the registrant updated many of its systems, and while the primary thrust behind the replacement of existing software with new systems was improved functionality, the impact of Y2k readiness issues accelerated implementation plans. Total costs were approximately $2,500,000 including capital outlays for the software, services, hardware, and communication components of the plans. The source of funds was current working capital.

The registrant had no material problems related to the millennium date change on January 1, 2000, and does not anticipate that any Y2K issues will have any material adverse effect on its operations and financial condition. At this time, the registrant continues to believe that the most likely "worst-case" scenario involves potential disruptions in areas in which the registrant's operations must rely on third parties whose systems may not work properly at all times after January 1, 2000, including failures impacting on the registrant's Central American operations. While such failures could affect important operations of the registrant, either directly or indirectly, the registrant cannot at present estimate either the likelihood or the potential cost of such failures.

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

                        PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 10.1. Stock Agreement among Marita Lichtenstein, Marita Lichtenstein as Custodian for Samuel Lichtenstein, Seymour
Lichtenstein, The Lichtenstein Foundation, Inc., and Garan, Incorporated.

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended December 31, 1999.

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


DATE: February 9, 2000