Form 10-Q
period 2000-03-31
GARAN INC
filed 2000-05-15
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000      Commission File No 1-4506

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

Class                                   Outstanding March 31, 2000

Common Stock (no par value)             5,321,838 shares

                      GARAN, INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX


PART I.  FINANCIAL INFORMATION                                  Page #

Item 1.   Consolidated Statements of Earnings
          Three Months Ended March 31, 2000 and 1999               3

          Consolidated Statements of Earnings
          Six Months Ended March 31, 2000 and 1999                 4

          Consolidated Balance Sheets
          March 31, 2000 and September 30, 1999                    5

          Consolidated Statements of Cash Flows
          Six Months ended March 31, 2000 and 1999                 6

          Notes to Consolidated Financial Statements               7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of operations           8

Item 3.   Qualitative and Quantitative Disclosure about
           Market Risk                                            10

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders     11

Item 6.   Exhibits and Reports on Form 8-K                        11


          Signatures                                              12

                        PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                THREE MONTHS ENDED
                                                3/31/00        3/31/99
                                             -----------     -----------
Net sales                                    $54,668,000     $58,656,000

Cost of sales                                 41,261,000      43,727,000
                                             -----------     -----------
   Gross margin on sales                      13,407,000      14,929,000

Selling and administrative expenses            7,374,000       6,808,000

Interest on capitalized leases                    22,000          22,000

Interest income                                 (719,000)       (617,000)
                                             -----------     -----------
    Earnings before provision
        for income taxes                       6,730,000       8,716,000

Provision for income taxes                     2,793,000       3,530,000
                                             -----------     -----------
Net earnings                                 $ 3,937,000     $ 5,186,000
                                             ===========     ===========

Earnings per share data:

  Earnings per share - Basic                $       0.74   $        1.01
                     - Diluted              $       0.74   $        1.01

  Average common shares outstanding - Basic    5,322,000       5,141,000
                                    - Diluted  5,348,000       5,176,000

Dividends paid per share                    $       0.25    $       0.25

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                SIX MONTHS ENDED
                                                3/31/00        3/31/99
                                             -----------     -----------
Net sales                                   $108,013,000     $97,693,000

Cost of sales                                 83,208,000      72,651,000
                                             -----------     -----------
   Gross margin on sales                      24,805,000      25,042,000

Selling and administrative expenses           13,970,000      12,534,000

Interest on capitalized leases                    46,000          46,000

Interest income                               (1,383,000)     (1,378,000)
                                             -----------     -----------
    Earnings before provision
        for income taxes                      12,172,000      13,840,000

Provision for income taxes                     5,051,000       5,606,000
                                             -----------     -----------
Net earnings                                 $ 7,121,000     $ 8,234,000
                                             ===========     ===========

Earnings per share data:

   Earnings per share - Basic                $      1.34     $      1.60
                      - Diluted              $      1.33     $      1.59

   Average common shares outstanding- Basic    5,322,000       5,141,000
                                    - Diluted  5,348,000       5,176,000

Dividends paid per share                     $      1.30     $      1.15

                     GARAN, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                               03/31/00         9/30/99
                                            -------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents                $   4,796,000    $ 12,952,000
   U.S. Government securities - short-term      5,970,000               0
   Accounts receivable, less estimated
     uncollectibles of $512,000 at
       3/31/00 and $512,000 at 9/30/99         31,251,000      59,381,000
   Inventories                                 49,178,000      37,333,000
   Other current assets                         7,274,000       6,706,000
                                              -----------     -----------
   Total current assets                        98,469,000     116,372,000

U.S. Government Securities - Long-term         38,510,000      25,435,000
Property, plant and equipment, less
  accumulated depreciation and amortization    16,227,000      15,393,000
Other assets                                    6,371,000       6,492,000
                                             ------------    ------------
   TOTAL                                    $ 159,577,000   $ 163,692,000
                                            =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                         $  10,207,000   $   9,959,000
   Accrued liabilities                         21,265,000      22,495,000
   Federal and state income taxes payable       2,814,000       6,496,000
   Current portion of capitalized leases           20,000          20,000
                                             ------------    ------------
   Total current liabilities                   34,306,000      38,970,000
                                             ------------    ------------
Capitalized lease obligations, net of
 current portion                                2,130,000       2,150,000
                                             ------------    ------------
Deferred income taxes                           2,110,000       2,445,000
                                             ------------    ------------
Shareholders' Equity:
   Preferred stock ($10 par value) 500,000
     shares authorized; none issued
  Common stock (no par value) 15,000,000
     shares authorized; issued 5,321,838
      at 3/31/00 and 5,305,737 at 9/30/99       2,661,000       2,653,000
  Additional paid-in-capital                   11,538,000      11,272,000
  Unamortized value of restricted stock        (3,499,000)     (3,925,000)
  Retained earnings                           110,331,000     110,127,000
                                             ------------    ------------
    Total shareholders' equity                121,031,000     120,127,000
                                             ------------    ------------
    TOTAL                                   $ 159,577,000   $ 163,692,000
                                            =============   =============

                    GARAN, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                   SIX MONTHS ENDED
                                               3/31/00          3/31/99
                                            -------------   -------------
Cash Flows From Operating Activities:
  Net earnings                              $   7,121,000   $   8,234,000
 Adjustments to reconcile to net cash
  provided by operating activities:
    Deferred compensation                         426,000               0
    Depreciation and amortization               2,378,000       1,769,000
    Deferred income taxes                        (335,000)         15,000
Changes in assets and liabilities:
    U.S. Government securities - Short-term    (5,916,000)      9,994,000
    Accounts receivable                        28,130,000      10,950,000
    Inventories                               (11,845,000)    (10,212,000)
    Other current assets                         (568,000)       (515,000)
    Accounts payable                              248,000         801,000
    Accrued liabilities                        (1,230,000)       (596,000)
    Income taxes payable                       (3,682,000)     (1,259,000)
    Other assets                                  121,000        (313,000)
                                             ------------    ------------
Net Cash Provided by Operating                 14,848,000      18,868,000
  Activities                                 ------------    ------------

Cash Flows From Investing Activities:
  Sale of U.S. Gov't securities - Long-term             0       6,958,000
  Purchase of U.S. Gov't securities -
    Long-term                                 (13,129,000)    (14,572,000)
  Additions to property, plant, and            (3,212,000)     (2,452,000)
  Equipment                                  ------------    ------------
  Net Cash used for Investing Activities      (16,341,000)    (10,066,000)
                                             ------------    ------------
Cash Flows From Financing Activities:
  Payment of dividends                         (6,917,000)     (5,911,000)
  Repayment of capitalized lease obligations      (20,000)        (47,000)
  Proceeds from exercised stock options           274,000         280,000
                                             ------------    ------------
Net Cash used for Financing Activities         (6,663,000)     (5,678,000)
                                             ------------    ------------
Net (decrease) increase in Cash and Cash
  Equivalents                                  (8,156,000)      3,124,000

Cash and Cash Equivalents At Beginning
  of Period                                    12,952,000       9,599,000
                                             ------------    ------------
Cash and Cash Equivalents At End of Period  $   4,796,000   $  12,723,000
                                             ============    ============
Supplemental cash flow Disclosures
  Cash Paid During The Period For:
    Interest                                $      46,000   $      46,000
    Income taxes                                8,891,000       6,845,000
                                             ============    ============

                     GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2000
                                (UNAUDITED)

1. In the opinion of management, all adjustments necessary to a fair statement of the results of operations have been reflected.

2. Basic and diluted earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period in accordance with the provisions of the Statements of Financial Accounting Standards No. 128 as follows:

                      2000                               1999
           -----------------------------    -------------------------------
            Income Shares Per Share Income Shares Per Share Basic EPS $7,121,000 5,322,000 $1.34 $8,234,000 5,141,000 $1.60
                               =========                           ========

Effect of
dilutive options        26,000                              35,000

           -------------------              ----------------------
          $7,121,000 5,348,000     $1.33   $8,234,000    5,176,000    $1.59
           =============================    ===============================



3.  Inventories consist of the following:
                                               03/31/00        09/30/99
                                            -----------      -----------
Raw Materials                               $10,005,000      $ 6,997,000

Work in Process                               8,696,000        6,932,000

Finished Goods                               30,477,000       23,404,000
                                            -----------      -----------
                                            $49,178,000      $37,333,000
                                            ===========      ===========

ITEM 2.
                      GARAN, INCORPORATED AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements included in this report contain "forward-looking statements" based upon management's expectations and beliefs concerning future events impacting the registrant. Actual results of operations or financial condition in future periods may differ because of business conditions in the apparel industry generally, competition, the addition or loss of significant customers or personnel, availability of raw materials, the timing of orders placed by the registrant's customers, and such other risk factors as may be identified from time to time in the registrant's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three and Six-Month Periods Ended March 31, 2000 and March 31, 1999.

Net sales for the three-month period ended March 31, 2000, were $54,668,000, compared to $58,656,000, for the same period last year. Net sales for the first six months of fiscal 2000 were $108,013,000, compared to $97,693,000 for the same period last year. Net earnings for the three-month period were $3,937,000, equal to $0.74 per share, compared to $5,186,000, or $1.01 per share, last year. Net earnings for the six-month period were $7,121,000, equal to $1.34 per share compared to $8,234,000, or $1.60 per share, last year. The decrease in net sales for the quarter was due primarily to the discontinuance of the registrant's Women's Plus products, which was offset in part by an increase in units shipped in the registrant's Childrenswear Division. The increase in net sales for the six-month period was due to an increase in units shipped in the registrant's Childrenswear Division.

Gross margin for the three months ended March 31, 2000, was $13,407,000, or 24.5% of net sales, compared to $14,929,000, or 25.4% of net sales, for the comparable period in fiscal 1999. Gross margin for the six months ended March 31, 2000, was $24,805,000, or 23.0% of net sales, compared to $25,042,000, or
25.6% of net sales, for the comparable period last year. The decrease in gross margin in terms of absolute dollars and as a percentage of net sales for both periods was due principally to changes in customer programs (product mix) and expenses related to the continuing expansion of the registrant's offshore operations.

Selling and administrative expenses for the three months ended March 31, 2000, were $7,374,000, or 13.5% of net sales, as compared to $6,808,000, or 11.6% of net sales, for the comparable period last year. Selling and administrative expenses for the six months ended March 31, 2000, were $13,970,000, or 12.9% of net sales, as compared to $12,534,000, or 12.8% of net sales, for the comparable period last year. The cost of the continued upgrading of the registrant's internal operating and communication systems and the implementation of a distribution facility accounted for most of the increase in both periods both in absolute dollars and as a percentage of net sales.

Interest income for the three months ended March 31, 2000, increased to $719,000 from $617,000 for the comparable period last year. Interest income for the six months ended March 31, 2000, was $1,383,000 as compared to $1,378,000 for the comparable period last year. The increase in both periods was the result of more favorable rates of return.

FINANCIAL CONDITION

At March 31, 2000, working capital was $64,163,000, a decrease of $13,239,000 from working capital at September 30, 1999, of $77,402,000. Substantially all of the decrease was the due to the registrant's investing a substantial portion of the accounts receivable collected during the quarter in U.S. Government Securities - long-term which are not included in working capital.
Shareholders' equity at March 31, 2000, was $121,031,000 or $22.74 book value per share as compared to $120,127,000 or $22.64 book value per share at September 30, 1999.

Accounts receivable were $31,251,000 at March 31, 2000, a decrease of $28,130,000 over the balance at September 30, 1999. Because the registrant's business is seasonal, the receivable balance should be compared to the balance of $31,613,000 at March 31, 1999, rather than the September 30, 1999, year-end balance.

Inventory increased to $49,178,000 from $37,333,000 at September 30, 1999, an increase of 31.7%. Because the registrant's business is seasonal, the inventory should be compared to the inventory of $42,988,000 at March 31, 1999, rather than the September 30, 1999, year-end balance. The inventory increase from September 30, 1999, to March 31, 2000, was due primarily to the seasonal nature of the registrant's business and increases in inventory to support the registrant's anticipated demand in the second half of fiscal 2000. The increase from March 31, 1999, to March 31, 2000, is based on anticipated demand in the second half of fiscal 2000 and a change in the registrant's manufacturing pattern to reflect its offshore operations.

YEAR 2000

The registrant has successfully updated its management information systems and in doing so dealt with its Year 2000 compliance issues. The registrant had no material problems related to the millennium date change on January 1, 2000, and does not anticipate that any Y2K issues will have any material adverse effect on its operations and financial condition. At this time, the registrant continues to believe that the most likely "worst-case" scenario involves potential disruptions in areas in which the registrant's operations must rely on third parties whose systems may not work properly at all times after January 1, 2000, including failures impacting on the registrant's Central American operations. However, no such failures have occurred, and while such failures could affect important operations of the registrant, either directly or indirectly, the registrant cannot at present estimate either the likelihood or the potential cost of such failures.

EVENT SUBSEQUENT TO MARCH 31, 2000

On April 24, 2000, the Company repurchased 250,000 shares of its Common Stock in a single block purchase from an institutional investor at the market price. The accompanying financial statements, the calculations of earnings per share, and all data in this Management's Discussion and Analysis of Financial Condition and Results of Operations do not reflect this transaction.



ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not believe it is exposed to market risks with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading or other purposes. The Company's investments consist primarily of U.S. Government securities with maturities of four years or less.

                        PART II. - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders.

At the 2000 Annual Meeting of the shareholders of the registrant held on March 3, 2000, Stephen J. Donohue, Jerald Kamiel, and William J. Wilson were reelected as directors of the registrant, and the selection of Citrin Cooperman & Company, LLP as the registrant's independent certified public accountants for the fiscal year ending September 30, 2000, was ratified. The tabulation of the votes is as follows:

                                Votes For      Votes Withheld
                              -------------    --------------
Stephen J. Donohue                4,451,847            28,003

Jerald Kamiel                     4,450,668            29,182

William J. Wilson                 4,450,515            29,335

The names of the registrant's other directors who continued in office after the 2000 Annual Meeting are: Rodney Faver, Richard A. Lichtenstein, Seymour Lichtenstein, Frank Martucci, Perry Mullen, and Marvin S. Robinson.


                                Votes For      Votes Against      Abstain
                              -------------    --------------  -----------
Ratification of Accountants       4,478,596              774           480


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended March 31, 2000.

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


DATE: May 12, 2000