Form 10-Q
period 2000-06-30
GARAN INC
filed 2000-08-14
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                                Form 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2000      Commission File No 1-4506


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

Class                                   Outstanding June 30, 2000

Common Stock (no par value)             5,071,838 shares

                      GARAN, INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q


                                     INDEX


PART I.  FINANCIAL INFORMATION                                  Page #


Item 1.   Consolidated Statements of Earnings
          Three Months Ended June 30, 2000 and 1999                4


          Consolidated Statements of Earnings
          Nine Months Ended June 30, 2000 and 1999                 5


          Consolidated Balance Sheets
          June 30, 2000 and September 30, 1999                     6


          Consolidated Statements of Cash Flows
          Nine Months ended June 30, 2000 and 1999                 7


          Notes to Consolidated Financial Statements               8


Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of operations           9

Item 3.   Qualitative and Quantitative Disclosure about
           Market Risk                                            10


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                        11


          Signatures                                              12

                        PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED
                                                6/30/00        6/30/99
                                             -----------     -----------
Net sales                                    $47,941,000     $45,836,000

Cost of sales                                 35,900,000      33,999,000
                                             -----------     -----------
   Gross margin on sales                      12,041,000      11,837,000

Selling and administrative expenses            7,258,000       6,292,000

Interest on capitalized leases                    29,000          21,000

Interest income                                 (519,000)       (707,000)
                                             -----------     -----------
    Earnings before provision
        for income taxes                       5,273,000       6,231,000

Provision for income taxes                     2,188,000       2,555,000
                                             -----------     -----------
Net earnings                                 $ 3,085,000     $ 3,676,000
                                             ===========     ===========

Earnings per share data:

  Earnings per share - Basic                $       0.60   $         .70
                     - Diluted              $       0.60   $         .69

  Average common shares outstanding - Basic    5,264,000       5,178,000
                                    - Diluted  5,280,000       5,218,000

Dividends paid per share                    $       0.25    $       0.25

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                  NINE MONTHS ENDED
                                                6/30/00        6/30/99
                                             -----------     -----------
Net sales                                   $155,954,000    $143,529,000

Cost of sales                                119,108,000     106,650,000
                                             -----------     -----------
   Gross margin on sales                      36,846,000      36,879,000

Selling and administrative expenses           21,228,000      18,826,000

Interest on capitalized leases                    75,000          67,000

Interest income                               (1,902,000)     (2,085,000)
                                             -----------     -----------
    Earnings before provision
        for income taxes                      17,445,000      20,071,000

Provision for income taxes                     7,239,000       8,161,000
                                             -----------     -----------
Net earnings                                 $10,206,000     $11,910,000
                                             ===========     ===========

Earnings per share data:

   Earnings per share - Basic                $      1.94     $      2.30
                      - Diluted              $      1.93     $      2.28

   Average common shares outstanding- Basic    5,264,000       5,178,000
                                    - Diluted  5,280,000       5,218,000

Dividends paid per share                     $      1.55     $      1.40

                     GARAN, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                               06/30/00         9/30/99
ASSETS                                      -------------    ------------
Current Assets:
   Cash and cash equivalents                $   1,744,000    $ 12,952,000
   U.S. Government securities - short-term              0               0
   Accounts receivable, less estimated
     uncollectibles of $512,000 at
     6/30/00 and 9/30/99                       38,991,000      59,381,000
   Inventories                                 65,867,000      37,333,000
   Other current assets                         6,957,000       6,706,000
                                              -----------     -----------
   Total current assets                       113,559,000     116,372,000

U.S. Government Securities - Long-term         20,638,000      25,435,000
Property, plant and equipment, less
  accumulated depreciation and amortization    15,193,000      15,393,000
Other assets                                    7,544,000       6,492,000
                                             ------------    ------------
   TOTAL                                    $ 156,934,000   $ 163,692,000
                                            =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                         $  11,891,000   $   9,959,000
   Accrued liabilities                         20,870,000      22,495,000
   Federal and state income taxes payable       2,021,000       6,496,000
   Current portion of capitalized leases           20,000          20,000
                                             ------------    ------------
   Total current liabilities                   34,802,000      38,970,000
                                             ------------    ------------
Capitalized lease obligations, net of
 current portion                                2,130,000       2,150,000
                                             ------------    ------------
Deferred income taxes                           2,285,000       2,445,000
                                             ------------    ------------
Shareholders' Equity:
   Preferred stock ($10 par value) 500,000
     shares authorized; none issued
  Common stock (no par value) 15,000,000
     shares authorized; issued 5,071,838
     at 6/30/00 and 5,305,737 at 9/30/99        2,536,000       2,653,000
  Additional paid-in-capital                    6,319,000      11,272,000
  Unamortized value of restricted stock        (3,286,000)     (3,925,000)
  Retained earnings                           112,148,000     110,127,000
                                             ------------    ------------
    Total shareholders' equity                117,717,000     120,127,000
                                             ------------    ------------
    TOTAL                                   $ 156,934,000   $ 163,692,000
                                            =============   =============

                    GARAN, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                   NINE MONTHS ENDED
                                               06/30/00         06/30/99
Cash Flows From Operating Activities:        -------------   ------------
  Net earnings                              $  10,206,000   $  11,910,000
 Adjustments to reconcile to net cash
  provided by operating activities:
    Deferred compensation                         639,000         142,000
    Depreciation and amortization               3,678,000       2,952,000
    Deferred income taxes                        (160,000)       (310,000)
Changes in assets and liabilities:
    U.S. Government securities - Short-term             0       5,597,000
    Accounts receivable                        20,390,000      12,831,000
    Inventories                               (28,534,000)    (25,719,000)
    Other current assets                         (251,000)        205,000
    Accounts payable                            1,932,000       2,920,000
    Accrued liabilities                        (1,625,000)        (27,000)
    Income taxes payable                       (4,475,000)     (2,004,000)
    Other assets                               (1,052,000)     (1,429,000)
                                             ------------    ------------
Net Cash Provided by Operating                    748,000       7,068,000
  Activities                                 ------------    ------------

Cash Flows From Investing Activities:
  Sale of U.S. Gov't securities - Long-term    17,926,000      18,155,000
  Purchase of U.S. Gov't securities -
    Long-term                                 (13,129,000)    (18,707,000)
  Additions to property, plant, and            (3,478,000)     (3,608,000)
  Equipment                                  ------------    ------------
Net Cash provided by (used for)
  Investing Activities                          1,319,000      (4,160,000)
                                             ------------    ------------
Cash Flows From Financing Activities:
  Payment of dividends                         (8,185,000)     (7,238,000)
  Repayment of capitalized lease obligations      (20,000)       (137,000)
  Proceeds from exercised stock options           274,000         280,000
  Repurchase of Common Stock                   (5,344,000)              0
                                             ------------    ------------
Net Cash used for Financing Activities        (13,275,000)     (7,095,000)
                                             ------------    ------------
Net (decrease) increase in Cash and Cash
  Equivalents                                 (11,208,000)     (4,187,000)

Cash and Cash Equivalents At Beginning
  of Period                                    12,952,000       9,599,000
                                             ------------    ------------
Cash and Cash Equivalents At End of Period  $   1,744,000   $   5,412,000
                                             ============    ============
Supplemental cash flow Disclosures
  Cash Paid During The Period For:
    Interest                                $      75,000   $      67,000
    Income taxes                               11,660,000      10,400,000
                                             ============    ============

                     GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2000
                                (UNAUDITED)

1. In the opinion of management, all adjustments necessary to a fair statement of the results of operations have been reflected.

2. Basic and diluted earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period in accordance with the provisions of the Statements of Financial Accounting Standards No. 128 as follows:

                      2000                               1999
          ------------------------------    -------------------------------
            Income    Shares   Per Share      Income      Shares  Per Share
Basic EPS $10,206,000 5,264,000    $1.94   $11,910,000   5,178,000    $2.30
                               =========                           ========

Effect of
dilutive options         16,296                             40,000

           --------------------              ----------------------
          $10,206,000 5,280,296    $1.93    $11,910,000  5,218,000   $2.28
           =============================    ===============================



3.  Inventories consist of the following:
                                               06/30/00        09/30/99
                                            -----------      -----------
Raw Materials                               $11,333,000      $ 6,997,000

Work in Process                              11,126,000        6,932,000

Finished Goods                               43,408,000       23,404,000
                                            -----------      -----------
                                            $65,867,000      $37,333,000
                                            ===========      ===========

4.  Common Stock Repurchase

      On April 24, 2000, the registrant repurchased 250,000 shares of its Common Stock in a single block purchase from an institutional investor at the market price.

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


RESULTS OF OPERATIONS

Three and Nine-Month Periods Ended June 30, 2000 and June 30, 1999

Net sales for the three-month period ended June 30, 2000, were $47,941,000, compared to $45,836,000, for the same period last year. Net sales for the first nine-months of fiscal 2000 were $155,954,000, compared to $143,529,000 for the same period last year. Net earnings for the three-month period were $3,085,000, equal to $0.60 per share, compared to $3,676,000, or $0.70 per share, last year. Net earnings for the nine-month period were $10,206,000, equal to $1.94 per share compared to $11,910,000, or $2.30 per share, last year. The increase in net sales for both periods was due primarily to the increase in units shipped in the registrant's Childrenswear Division offset in part by the ending of sales of the registrant's Women's Plus products.

Gross margin for the three-months ended June 30, 2000, was $12,041,000, or 25.1% of net sales, compared to $11,837,000, or 25.8% of net sales, for the comparable period in fiscal 1999. Gross margin for the nine-months ended June 30, 2000, was $36,846,000, or 23.6% of net sales, compared to $36,879,000, or 25.7% of net sales, for the comparable period last year.
The decrease in gross margin in both percentage of net sales and absolute dollars for both periods was due primarily to expenses related to the start-up of additional manufacturing facilities in El Salvador and Honduras and a domestic facility dedicated to the support of those operations and changes in customer programs (product mix).

Selling and administrative expenses for the three-months ended June 30, 2000, were $7,258,000, or 15.1% of net sales as compared to $6,292,000, or
13.7% of net sales, for the comparable period last year. Selling and administrative expenses for the nine-months ended June 30, 2000, were $21,228,000, or 13.6% of net sales, as compared to $18,826,000, or 13.1% of net sales, for the comparable period last year. The increase in both periods in dollars and as a percentage of net sales primarily resulted from new Management Information Systems and data and voice communication systems. Additionally, the registrant started a distribution facility which is not yet fully operational.

Interest income for the three-months ended June 30, 2000, decreased to $519,000 from $707,000 for the comparable period last year. Interest income for the nine-months ended June 30, 2000, was $1,902,000 as compared to $2,085,000 for the comparable period last year. The decrease in interest income for both periods was due primarily to a decline in the level of investments.

FINANCIAL CONDITION

At June 30, 2000, working capital was $78,757,000, an increase of $1,355,000 from September 30, 1999, working capital of $77,402,000.
Shareholders' equity at September 30, 1999, was $120,127,000 or $22.64 book value per share, as compared to $117,717,000 or $23.21 book value per share, at June 30, 2000. The decrease in shareholders' equity was due primarily to the registrant's repurchase of 250,000 shares of its stock, which took place on April 24, 2000, in a single block purchase from an institutional investor at the market price.

Accounts receivable were $38,991,000 at June 30, 2000, a decrease of $20,390,000 over the balance at September 30, 1999. Because the registrant's business is seasonal, the receivable balance should be compared to the balance of $29,732,000 at June 30, 1999, rather than the September 30, 1999 year-end balance. The increase in the receivable balance at June 30, 2000, as compared to the balance at June 30, 1999, was primarily due to a change in shipping schedules with increased shipping during the last month of the quarter.

Inventory increased to $65,867,000 at June 30, 2000, from $37,333,000 at
September 30, 1999.   Because the registrant's business is seasonal, and
certain programs are manufactured throughout the year but shipped primarily in the fourth quarter, the inventory should be compared to the inventory of $58,495,000 at June 30, 1999, rather than the September 30, 1999, year-end prior balance. The inventory increase from June 30, 1999, to June 30, 2000, was due to elevated inventory levels in both finished goods and raw materials as a result of higher production levels.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not believe it is exposed to market risks with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading or other purposes. The Company's investments consist primarily of U.S. Government securities with maturities of three years or less.

                        PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit 27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended June 30, 2000.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GARAN, INCORPORATED


                                  BY: /s/ Seymour Lichtenstein
                                     -----------------------------------
                                     Seymour Lichtenstein
                                     Principal Executive Officer


                                  BY: /s/ William J. Wilson
                                     ----------------------------------
                                     William J. Wilson
                                     Principal Financial Officer


DATE: August 11, 2000