Form 10-K
period 2000-09-30
GARAN INC
filed 2000-12-27
CIK 39917

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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

           Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x    No
                                       ---      ---

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

           The aggregate market value of the voting stock held by non-affiliates of the Company on December 13, 2000, was approximately $93,500,000.

           At December 20, 2000, 5,081,337_shares of the Company's Common Stock, no par value, were outstanding.

           DOCUMENTS INCORPORATED BY REFERENCE


           The registrant incorporates by reference in Part III of this Report specified portions of its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2001 Annual Meeting of Shareholders ("2001 Proxy Statement").

                                     PART I
           Item 1.     Business.

               (a)     General development of business.

                       (a)(1)  Garan, Incorporated ("Company") was
incorporated on December 4, 1957. During the fiscal year ended September 30, 2000, there were no material changes or developments in the business done by the Company or its subsidiaries or in the manner in which it conducted its business during the prior five fiscal years.

                       (a)(2)  Not applicable.

               (b)     Financial information about industry segments.
                       The Company produces only apparel and, accordingly, information relative to industry segments is not applicable.

               (c)     Narrative description of business.

                       (c)(i) The Company is engaged in the design, manufacture, and sale of apparel for men, women, and children, including boys, girls, toddlers, and infants. The percentage of the Company's net sales in each of the foregoing categories in the last three fiscal years is as follows:

                                       Percentage of Net Sales
                                      (years ended September 30)

                                      2000       1999      1998
                                      -------------------------
Men's apparel                           7          6         7
Women's apparel                        12         18        16
Children's apparel                     81         76        77

The Company produces apparel sold primarily to mass merchandisers, major national chain stores, department stores, and specialty stores. Sales are made primarily by the Company's salaried sales staff.

            (c)(ii)   Not applicable.

            (c)(iii) Raw materials essential to the Company are available from various alternate sources of supply.

            (c)(iv) The Company distributes children's apparel under various of its own trademarks including, principally,

GARANIMALS, and to a lesser extent, GARAN. Sales of branded apparel under the Company's own trademarks accounted for approximately 44%, 43%, and 22% of the Company's net sales in fiscal 2000, 1999, and 1998, respectively.

            The Company also distributes apparel under various trademarks licensed from third parties. Since 1975, the Company has been a non-exclusive licensee of professional sports leagues and teams for activewear, including T-shirts, knit shirts, sweatshirts, and sweatpants for boys, and since 1990, the Company has been a non-exclusive licensee of various colleges and universities for sweatshirts and knit shirts for boys and men. Sales of all such licensed apparel by the Company accounted for approximately 3%, 3%, and 5% of the Company's net sales in fiscal 2000, 1999, and 1998, respectively. Since 1986, the Company has been the exclusive licensee of the trademark BOBBIE BROOKS for girls' and women's apparel, and sales of apparel by the Company bearing the BOBBIE BROOKS trademark accounted for approximately 12%, 18%, and 16% of the Company's net sales in fiscal 2000, 1999, and 1998, respectively. The terms of the foregoing license agreements range from 1 to 2 years, royalty rates range from 1% to 12% of net sales, each license agreement has a minimum royalty commitment, and certain license agreements impose an advertising commitment.

            The Company also licenses its GARANIMALS trademark and sublicenses the BOBBIE BROOKS trademark to non-affiliates. The combined revenues from these licenses and sublicenses accounted for less than 1% of the Company's net sales in each of the last three years.

            (c)(v) The Company operates primarily on the basis of two seasons - Spring/Summer and Fall/Holiday. Shipments for the Spring/Summer season are generally made from December through July and for the Fall/Holiday season from June through December. The Company maintains relatively constant production levels throughout the year, but because of large programs and customer delivery schedules, the Company's inventory levels fluctuate during the year.

            (c)(vi)   Not applicable.

           (c)(vii) Wal-Mart Stores, Inc. ("Wal-Mart") accounted for 87%, 89%, and 80% of the Company's net sales during fiscal 2000, 1999, and 1998, respectively. During the same periods, J.C. Penney Company, Inc. ("J.C. Penney") accounted for 9%, 7%, and 10%of the Company's net sales. The Company has had business relationships with Wal-Mart and J.C. Penney for more than the past 20 years. While the Company's sales to Wal-Mart have continued to increase over the last several years, generally these sales are on a seasonal or multi-seasonal basis, meaning that there can be no assurance that, or the extent to which, Wal-Mart will continue to do business with the Company at any particular volume. If, for some reason, there should be a substantial reduction in the amount of business from this customer, the effect would be significant. However, as evidenced by the growth in volume of sales, management believes that the working relationship with Wal-Mart is very good and sees no reason for any significant change in that relationship.

            (c)(viii) The Company plans its production based upon retailer commitments for long range programs permitting the Company to maintain production levels relatively constant throughout the year. In view of the Company's reliance on such commitments and emphasis on replenishment programs and EDI order placement, purchase orders are not significant to an understanding of the Company's business.

            (c)(ix)   Not applicable.

            (c)(x) The men's, women's, and children's apparel business in the United States is highly competitive primarily in price, style, and delivery and consists of many domestic and foreign manufacturers, importers, and distributors. The Company does not compete solely on a price basis; the Company competes by relying on style, delivery, replenishment, and vendor-managed programs as well as price. No single enterprise sells more than a small portion of the total apparel sold in the United States, and there are no reliable figures available from which the Company's relative position in the United States apparel industry can be determined or from which the effect of foreign competition can be assessed.

            (c)(xi) No material expenditures are made by the Company for research activities relating to the development of new services or products or the improvement of existing services or products.

            (c)(xii) The Company's compliance with Federal, state, and local environmental laws and regulations had no material effect upon its capital expenditures, earnings, or competitive position during the fiscal year ended September 30, 2000. The Company does not anticipate any material capital expenditures for environmental control in either its present or succeeding fiscal years.

            (c)(xiii)  The Company employed 5,035 persons at September 30,
2000.

            (d) Financial information about foreign and domestic operations and export sales.

            The Company has operated a manufacturing facility in Costa Rica since 1984. In fiscal 1995, it began operating manufacturing facilities in El Salvador, and in 1998 it began operating manufacturing facilities in Honduras. As of September 30, 2000, 1999, and 1998, the Company had $6,500,000, $5,795,000, and $3,178,000, respectively, in aggregate fixed assets located in Central America. While the Company knows of no risks associated with its Central American operations, political instability or other events of a local nature could disrupt the Company's operations and its ability to transport goods to and from the region, which would cause the Company to divert production to its domestic operations and to contractors. The Company was not otherwise engaged in business within any foreign country during the fiscal year ended September 30, 2000.

            During fiscal 2000, 1999, and 1998, export sales by the Company amounted to less than 1% of total sales and are not considered to be significant to an understanding of the Company's business.

                         RISK FACTORS

     This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), that involve certain risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth below as well as in this Report generally, including the documents incorporated by reference herein. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those appearing elsewhere in this Report and in the documents incorporated by reference herein. These forward-looking statements are made as of the date of this Report and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

    In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business before purchasing the Company's Common Stock.

      No Assurance of Profitability. Although the Company has been profitable for a substantial number of years, there can be no assurance that the Company will be profitable in any future period. Future operating results will depend on many factors, including conditions in the apparel industry generally, market acceptance of the Company"s products, competition, and the other factors set forth in these "Risk Factors."

      Dependence on Relationship with Wal-Mart. During the Company"s fiscal years ended September 30, 2000, 1999, and 1998, sales to Wal-Mart were approximately $209 million, $204 million, and $155 million, respectively, and accounted for 87%, 89%, and 80%, respectively, of the Company"s net sales. While sales to Wal-Mart have increased significantly in the last several years, generally these sales are on a seasonal or multi-seasonal basis, meaning that there can be no assurance that, or the extent to which, Wal-Mart will continue to do business with the Company at any particular volume. If for any reason there were a substantial reduction in the amount of the Company"s business with Wal-Mart, the effect upon the Company"s business, operating results, and financial condition would be significant.

      Competition. The apparel business in the United States is highly competitive, and no single enterprise sells more than a small portion of the total apparel sold in the United States. The Company competes with numerous domestic and foreign entities, and it is possible that one or more of such competitors could win orders sought by the Company. In addition, the Company"s customers are increasingly sourcing and importing apparel products for their own account and could do so in lieu of ordering such items from the Company. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition or customer direct sourcing and importing will not have a material adverse effect on the Company"s business, operating results, and financial condition.

      Attracting and Retaining Key Employees. The Company believes that its future success will depend in significant part on its ability to attract and retain highly skilled management and production personnel, particularly for its Central American facilities, and sales personnel. Competition for such personnel is intense, and the failure to obtain or loss of one or more of the Company"s key personnel could have a material adverse impact on the Company"s business, operating results, and financial condition.

      Central American Operations. A substantial portion of the Company"s production takes place in Central America, and such portion has increased over the last several years. While the Company knows of no risks associated with its Central American operations, political instability or other events of a local nature could disrupt the Company"s operations and its ability to transport goods to and from the region, and such disruption could have a material adverse impact on the Company"s business, operating results, and financial condition.

      Availability of Raw Materials. Raw materials, such as fabric, thread, trimmings, and the like, are essential to the Company"s business. While raw materials are available to the Company from various alternate sources of supply, any disruption in the Company"s ability to obtain raw materials of usable quality in sufficient quantities could have a material adverse impact on the Company"s business, operating results, and financial condition.

      Antitakeover Effects of the Company"s Rights Plan, Charter, and By-laws. On April 21, 1993, the Company adopted an Amended and Restated Rights Agreement ("Rights Plan") pursuant to which shareholders were granted one right for each share of Common Stock held by them. In the event 20% or more of the Company"s stock is acquired by any one person, other shareholders have the right with respect to each share of Common Stock held by them to purchase for a purchase price of $90 such number of shares of Common Stock as has a market value equal to twice that amount. In addition, the Company"s Board of Directors has the authority to issue up to 500,000 shares of Preferred Stock and to determine the price, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Common Stock pursuant to the Rights Plan or the issuance of Preferred Stock may have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, pursuant to the Company"s By-laws, each director is elected for a term of three years and the terms are staggered so that only one-third of the directors are elected each year. These provisions could have the effect of delaying any change in the constitution of the Board of Directors of the Company as a result of a third-party acquiring a majority of the outstanding voting stock of the Company. The Rights Plan and the Charter and By-law provisions referred to in this paragraph may have the effect of discouraging, delaying, or preventing a merger, tender offer, or proxy contest involving the Company, which could adversely the market price of the Company"s Common Stock.

Item 2.    Properties.

                                                                    Expiration
Location            Use                  Sq. Ft.         Estate         Date
--------            ---                  -------         ------     ----------

Adamsville,
Tennessee           Manufacturing        100,000         Fee
                    Manufacturing         60,080         Lease      2001(1)
Carthage,
Mississippi         Manufacturing        105,300         Lease      (1)(2)

Church Point,
Louisiana           Manufacturing         73,000         Lease      2014(1)

Clinton,
Kentucky            Manufacturing         52,000         Fee

Corinth,
Mississippi         Manufacturing         76,000         Fee        (3)

Eupora,
Mississippi         Manufacturing         96,742         Lease      (1)(4)

Jemison,
Alabama             Manufacturing         20,800         Lease      2001(1)(5)

Jena,
Louisiana           Warehouse            258,179         Fee

Kaplan,
Louisiana           Manufacturing         87,900         Lease      (1)(6)
                                          43,900         Fee        (6)
Marksville,
Louisiana           Manufacturing         75,000         Lease      2014(1)

Oak Grove,
Louisiana           Manufacturing         38,000         Lease      2004(1)

New York,
New York            Showroom
                    and Office            38,500         Lease      2011
Ozark,
Arkansas            Manufacturing         75,000         Lease      2002(1)

Philadelphia,
Mississippi         Manufacturing        107,920         Lease      (1)(7)

Rainsville,
Alabama             Manufacturing         53,000         Fee

                                                                    Expiration
Location            Use                  Sq. Ft.         Estate         Date
--------            ---                  -------         ------     ----------

San Jose,
Costa Rica          Manufacturing         33,258         Fee

San Pedro Sula,
Honduras            Manufacturing         26,000         Lease      2003(1)

San Pedro Sula,
Honduras            Manufacturing         79,856         Lease      2004(1)

San Pedro Sula,
Honduras            Manufacturing         73,628         Lease      2002

San Pedro Sula,
Honduras            Manufacturing         34,807         Lease      2002

San Salvador,
El Salvador         Manufacturing         42,101         Lease      2005(1)

San Salvador,
El Salvador         Manufacturing         24,240         Lease      2001

San Salvador,
El Salvador         Manufacturing         16,937         Lease      2002

San Salvador,
El Salvador         Manufacturing         30,896         Lease      2002

San Salvador,
El Salvador         Manufacturing         38,470         Lease      2004

San Salvador,
El Salvador         Manufacturing         24,302         Lease      2005(1)

Starkville,
Mississippi         Manufacturing
                     and Office           90,000         Lease      2003(1)


           (1) The Company or a wholly-owned subsidiary of the Company has the option to purchase the facilities and/or to renew each of the current leases for terms which vary between 2 and 78 years.

           (2) One continuous building consisting of a 63,000 square foot section leased to 2004, a 22,500 square foot section leased to 2002, and a 19,800 square foot section leased to 2004.

            (3) The Company determined that it no longer required the anufacturing capacity of its plant in Corinth, Mississippi and ceased operations there in 2000. The carrying value of the Corinth facility has been written down to its net realizable value.

           (4) One continuous building consisting of a 15,000 square foot section leased to 2004, a 21,000 square foot section leased to 2003, a 41,000 square foot section leased to 2001 and a 19,742 square foot section leased to 2004.

           (5) The Company determined that it no longer required the manufacturing capacity of its plant in Jemison, Alabama and ceased operations there in 2000. The carrying value of the Jemison facility has been written down to its net realizable value. The Company will not renew the lease for this facility when it expires in 2001.

           (6) One continuous building consisting of a 72,000 square foot section leased to 2001 and a 15,900 square foot section leased to 2005, which was expanded by a 43,000 square foot section owned by a wholly-owned subsidiary of the registrant and financed with the proceeds of Industrial Revenue Bonds issued in September, 1990. The entire building is located on land owned by a wholly-owned subsidiary of the Company.

           (7) One continuous building consisting of a 78,000 square foot section leased to 2001 and a 29,920 square foot section leased to 2004.

           The Company believes that its facilities are suitable and adequate for its foreseeable needs, and except as otherwise noted, each was fully utilized during fiscal 2000.

           Item 3.     Legal Proceedings.

                 None.

           Item 4.     Submission of Matters to a Vote of Security Holders.

                 Not applicable.

                                     PART II

           Item 5. Market for Company's Common Equity and Related Stockholder Matters.

               (a),    (b), and (c) Market information, Holders, and
Dividends.

                The Company's common stock is listed and traded on the American Stock Exchange under the symbol GAN. The high and low sales prices during each quarterly period for fiscal years 2000 and 1999 are set forth in the table below:

                                          Sales Price of Common Stock
                                       ---------------------------------
                                              2000          1999
                                              ----          ----
Quarters                                 High      Low        High       Low
--------                                 ----      ---        ----       ---

First . . . . . . . . . . . . . . . .     $33     $28 5/8    $29 3/4   $23 3/8

Second. . . . . . . . . . . . . . . .      29 1/4  23 5/8     29        24 1/8

Third . . . . . . . . . . . . . . . .      25 1/8  20 1/2     32 1/8    24 5/8

Fourth. . . . . . . . . . . . . . . .      24 1/8  21 1/4     32 7/8    31 3/8


Dividends paid during the last two fiscal years were as follows:

                                         Dividends Paid per Share
Quarters                                      2000        1999
--------                                      ----        ----

First   -Regular  . . . . . . . . . .        $ .25        $ .20
        -Special  . . . . . . . . . .          .80          .70
Second  -Regular  . . . . . . . . . .          .25          .25
Third   -Regular  . . . . . . . . . .          .25          .25
Fourth  -Regular  . . . . . . . . . .          .25          .25
                                            ------        -----

        Total . . . . . . . . . . . .       $ 1.80        $1.65
                                            ======        =====


As at December 13, 2000, there were 370 shareholders of record including Cede & Company in its capacity as nominee for the Depository Trust Company.

FIVE-YEAR REVIEW
------------------------------------------------------------------------

                                           2000           1999           1998           1997           1996
---------------------------------------------------------------------------------------------------------------

NET SALES                              $236,165,000   $228,845,000   $194,197,000   $153,250,000   $146,491,000

COST OF SALES                           179,515,000    170,981,000    148,382,000    116,833,000    114,744,000
---------------------------------------------------------------------------------------------------------------

GROSS MARGIN ON SALES                    56,650,000     57,864,000     45,815,000     36,417,000     31,747,000

SELLING AND ADMINISTRATIVE EXPENSES      29,668,000     29,318,000     25,126,000     22,915,000     22,652,000

INTEREST ON CAPITALIZED LEASES              103,000         89,000        111,000        119,000        123,000

INTEREST INCOME                          (2,225,000)    (2,513,000)    (2,960,000)    (2,773,000)    (2,426,000)
---------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME
 TAXES                                   29,104,000     30,970,000     23,538,000     16,156,000     11,398,000

PROVISION FOR INCOME TAXES               12,078,000     12,630,000      9,501,000      6,441,000      4,502,000
---------------------------------------------------------------------------------------------------------------

NET EARNINGS                            $17,026,000    $18,340,000    $14,037,000     $9,715,000     $6,896,000
---------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE--BASIC                     $3.26          $3.52          $2.75          $1.92          $1.36

                  --DILUTED                   $3.25          $3.49          $2.73          $1.92          $1.36

AVERAGE SHARES OUTSTANDING--BASIC         5,216,000      5,210,000      5,109,000      5,070,000      5,070,000

                           --DILUTED      5,238,000      5,257,000      5,150,000      5,070,000      5,070,000

DIVIDENDS PAID PER SHARE                      $1.80          $1.65          $1.20          $1.00          $1.00
---------------------------------------------------------------------------------------------------------------

CURRENT ASSETS                         $128,980,000   $116,372,000   $112,116,000    $94,014,000    $93,393,000

CURRENT LIABILITIES                      36,289,000     38,970,000     31,267,000     25,607,000     17,626,000
---------------------------------------------------------------------------------------------------------------

WORKING CAPITAL                          92,691,000     77,402,000     80,849,000     68,407,000     75,767,000

WORKING CAPITAL RATIO                          3.55           2.99           3.59           3.67           5.30
---------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                           $163,592,000   $163,692,000   $146,173,000   $132,386,000   $119,547,000
---------------------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                    $1,910,000     $2,150,000     $2,170,000     $2,807,000     $2,937,000
---------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY                   $123,490,000   $120,127,000   $109,707,000   $100,786,000    $96,141,000

COMMON STOCK ISSUED AND OUTSTANDING       5,072,337      5,305,737      5,128,719      5,069,892      5,069,892
---------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve certain risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth below in this Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Risk Factors" previously in this Report, as well as in this Report generally, including the documents incorporated by reference herein. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those appearing in this Report and in the documents incorporated by reference herein. These forward-looking statements are made as of the date of this Report, and the Company assumes no obligations to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

NET SALES

Net sales in fiscal 2000 were $236,165,000, an increase of $7,320,000, or 3.2%, over fiscal 1999 net sales of $228,845,000. The 2000 sales increase was a result of increased net sales primarily in the Company's Childrenswear Division offset in part by the discontinuance of the Company's Women's Plus products.

Net sales in fiscal 1999 were $228,845,000, an increase of $34,648,000, or 18%, over fiscal 1998 net sales of $194,197,000. The 1999 sales increase was a result of increased unit demand mainly in the Company's Childrenswear and Women's Divisions.

GROSS MARGIN

Gross margin in fiscal 2000 was $56,650,000, or 25.3% of net sales, as compared to $57,864,000, or 23.5% of net sales, in fiscal 1999. The gross margin decrease in both percentage of sales and absolute dollars was due principally to changes in customer programs (product mix).

Gross margin in fiscal 1999 was $57,854,000, or 25.3% of net sales, as compared to $45,815,000, or 24% of net sales, in fiscal 1998. The gross margin increase in dollars was a result of the increased sales volume. The gross margin increase as a percentage of sales was due primarily to improvements in absorption of manufacturing expenses.

Selling and administrative expenses in fiscal 2000 were $29,668,000, or 12.6% of net sales, as compared to $29,318,000, or 12.8% of net sales, in fiscal 1999. The expense increases primarily resulted from increased operating activity relating to the continued expansion of manufacturing facilities in the Caribbean Basin and a domestic distribution facility to support the offshore expansion, offset in part by decreased advertising expenses.

Selling and administrative expenses in fiscal 1999 were $29,318,000, or 13% of net sales, as compared to $25,126,000, or 13% of net sales, in fiscal 1998. The dollar increase was due to increased expenditures for advertising, an increase in shipping expenses related to the volume increase, and continued investment in and upgrading of computer systems.

Interest income in fiscal 2000 decreased to $2,225,000 from $2,513,000 for the comparable period last year. The decrease in interest income was due primarily to a decline in the level of investments.

--------------------------------------------------------------------------------

Interest income in fiscal 1999 was $2,513,000, a decrease from $2,960,000 in the previous year. The decrease in interest income was due primarily to a reduction in interest rates for short-term U.S. Government obligations.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

The balance sheet continued to reflect the strong financial condition of the Company. At September 30, 2000, working capital was $92,691,000, an increase of $15,289,000 from September 30, 1999, working capital of $77,402,000. The major change in the components of the Company's working capital during fiscal 2000 was an increase in inventory resulting from earlier production of the Company's Spring products and a transfer of long-term securities to short-term.

Cash provided by investing activities totaled $2,578,000 in 2000 compared to $701,000 in 1999. Capital expenditures were $8,726,000 in 2000 compared with $5,961,000 in 1999. The increase in capital expenditures in 2000 over 1999 was primarily due to the continued expansion of manufacturing facilities in the Caribbean Basin and a domestic distribution facility and continued upgrade of the Company's Management Information Systems. These capital expenditures were offset by reductions in the amount of long-term investments in securities.

Cash used for financing activities totaled $14,535,000 in 2000 compared to $8,412,000 in 1999. The Company's primary financing activities consisted of a company stock repurchase and payment of dividends.

On April 24, 2000, the Company repurchased 250,000 shares of its Common Stock in a single block purchase from an institutional investor at the market price.

Shareholders' equity at September 30, 2000 was $123,490,000 or $24.34 book value per share, as compared to $120,127,000 or $22.64 book value per share, at September 30, 1999.

Management believes that the Company has sufficient working capital to finance its operations and projected growth. There were no short-term borrowings outstanding during fiscal years 2000, 1999, and 1998, and management does not anticipate the need for any such borrowings. If necessary, the Company has the ability to obtain funds from a number of sources to meet its seasonal and long-term requirements.

YEAR 2000

The Company has successfully updated its management information systems and in doing so dealt with its Year 2000 compliance issues. The Company had no material problems related to the millennium date change on January 1, 2000, and does not anticipate that any Y2K issues will have any material adverse effect on its operations and financial condition. At this time, the Company continues to believe that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on third parties whose systems may not work properly at all times after January 1, 2000, including failures impacting on the Company's Central American operations. However, no such failures have occurred, and while such failures could affect important operations of the Company, either directly or indirectly, the Company cannot at present estimate either the likelihood or the potential cost of such failure.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not believe it is exposed to market risks with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading or other purposes. The Company's investments consist primarily of U.S. Government securities with maturities of three years or less.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                       ASSETS                                SEPTEMBER 30, 2000       September 30, 1999
--------------------------------------------------------------------------------------------------------

CURRENT ASSETS:
  Cash and cash equivalents                                       $14,580,000             $12,952,000
  U.S. Government securities--short-term                            6,436,000
  Accounts receivable, less estimated uncollectibles of
    $512,000 at 2000 and 1999                                      53,732,000              59,381,000
  Inventories                                                      47,757,000              37,333,000
  Other current assets                                              6,475,000               6,706,000
--------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                       128,980,000             116,372,000
--------------------------------------------------------------------------------------------------------
U.S. GOVERNMENT SECURITIES--LONG-TERM                               7,695,000              25,435,000
PROPERTY, PLANT AND EQUIPMENT, NET                                 18,878,000              15,393,000
OTHER ASSETS                                                        8,039,000               6,492,000
--------------------------------------------------------------------------------------------------------
       TOTAL                                                     $163,592,000            $163,692,000
--------------------------------------------------------------------------------------------------------
            LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                $10,417,000              $9,959,000
  Accrued liabilities                                              21,263,000              22,495,000
  Income taxes payable                                              4,369,000               6,496,000
  Current portion of capitalized lease obligations                    240,000                  20,000
--------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                   36,289,000              38,970,000
--------------------------------------------------------------------------------------------------------
CAPITALIZED LEASE OBLIGATIONS, NET OF CURRENT PORTION               1,910,000               2,150,000
--------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                               1,903,000               2,445,000
--------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
  Preferred stock ($10 par value), 500,000 shares
    authorized; none issued
  Common stock (no par value), 15,000,000 shares authorized;
    shares issued: 5,072,337 at 2000 and 5,305,737 at 1999          2,536,000               2,653,000
  Additional paid-in capital                                        6,327,000              11,272,000
  Unamortized value of restricted stock                            (3,073,000)             (3,925,000)
  Retained earnings                                               117,700,000             110,127,000
--------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                                 123,490,000             120,127,000
--------------------------------------------------------------------------------------------------------
       TOTAL                                                     $163,592,000            $163,692,000
--------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------

                                                                      YEARS ENDED SEPTEMBER 30,
                                                        ------------------------------------------------------
                                                            2000                 1999                 1998
--------------------------------------------------------------------------------------------------------------
NET SALES                                               $236,165,000         $228,845,000         $194,197,000
  Cost of sales                                          179,515,000          170,981,000          148,382,000
--------------------------------------------------------------------------------------------------------------
  Gross margin on sales                                   56,650,000           57,864,000           45,815,000
  Selling and administrative expenses                     29,668,000           29,318,000           25,126,000
  Interest on capitalized leases                             103,000               89,000              111,000
  Interest income                                         (2,225,000)          (2,513,000)          (2,960,000)
--------------------------------------------------------------------------------------------------------------
  Earnings before provision for income taxes              29,104,000           30,970,000           23,538,000
  Provision for income taxes                              12,078,000           12,630,000            9,501,000
--------------------------------------------------------------------------------------------------------------
NET EARNINGS                                             $17,026,000          $18,340,000          $14,037,000
--------------------------------------------------------------------------------------------------------------
  Earnings per share--Basic                                    $3.26                $3.52                $2.75
                    --Diluted                                  $3.25                $3.49                $2.73
  Average shares outstanding--Basic                        5,216,000            5,210,000            5,109,000
                             --Diluted                     5,238,000            5,257,000            5,150,000
--------------------------------------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------

                                                                  UNAMORTIZED
                                                   ADDITIONAL      VALUE OF
                                        COMMON       PAID-IN      RESTRICTED       RETAINED
YEARS ENDED 1998, 1999 AND 2000         STOCK        CAPITAL         STOCK         EARNINGS        TOTAL
------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997         $2,535,000    $5,821,000     $              $92,430,000   $100,786,000
------------------------------------------------------------------------------------------------------------
  Net earnings                                                                     14,037,000     14,037,000
  Exercise of stock options               29,000       971,000                                     1,000,000
  Dividends paid--$1.20 per share                                                  (6,116,000)    (6,116,000)
------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998         $2,564,000    $6,792,000     $             $100,351,000   $109,707,000
------------------------------------------------------------------------------------------------------------
  Net earnings                                                                     18,340,000     18,340,000
  Issuance of restricted stock            80,000     4,200,000      (4,280,000)
  Amortization of restricted stock                                     355,000                       355,000
  Exercise of stock options                9,000       280,000                                       289,000
  Dividends paid--$1.65 per share                                                  (8,564,000)    (8,564,000)
------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999         $2,653,000   $11,272,000     $(3,925,000)  $110,127,000   $120,127,000
------------------------------------------------------------------------------------------------------------
  Net earnings                                                                     17,026,000     17,026,000
  Repurchase of stock                   (125,000)   (5,219,000)                                   (5,344,000)
  Amortization of restricted stock                                     852,000                       852,000
  Exercise of stock options                8,000       274,000                                       282,000
  Dividends paid--$1.80 per share                                                  (9,453,000)    (9,453,000)
------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000         $2,536,000    $6,327,000     $(3,073,000)  $117,700,000   $123,490,000
------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------

                                                                      YEARS ENDED SEPTEMBER 30,
                                                                -------------------------------------
                                                                 2000           1999           1998
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET EARNINGS                                                $17,026,000    $18,340,000    $14,037,000
  ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
    CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
    Deferred compensation                                         852,000        355,000
    Depreciation and amortization                               5,241,000      3,913,000      3,835,000
    Provision for losses on accounts receivable                                                 (15,000)
    Deferred income taxes                                          54,000     (2,114,000)      (706,000)
    Changes in assets and liabilities:
       U.S. Government securities--short-term                                  5,434,000        733,000
       Accounts receivable                                      5,649,000    (16,818,000)   (11,456,000)
       Inventories                                            (10,424,000)    (4,557,000)       955,000
       Other current assets                                      (390,000)      (171,000)      (163,000)
       Accounts payable                                           458,000      1,404,000      1,966,000
       Accrued liabilities                                     (1,232,000)     3,920,000      2,141,000
       Income taxes payable                                    (2,102,000)     2,453,000      1,604,000
       Other assets                                            (1,547,000)    (1,095,000)      (348,000)
-------------------------------------------------------------------------------------------------------
       NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES         13,585,000     11,064,000     12,583,000
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of U.S. Government securities--long-term                24,605,000     23,456,000     22,840,000
  Purchase of U.S. Government securities--long-term           (13,301,000)   (16,794,000)   (25,028,000)
  Additions to property, plant and equipment                   (8,726,000)    (5,961,000)    (3,710,000)
-------------------------------------------------------------------------------------------------------
       NET CASH FLOWS PROVIDED BY (USED FOR) INVESTING
       ACTIVITIES                                               2,578,000        701,000     (5,898,000)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                                         (9,453,000)    (8,564,000)    (6,116,000)
  Repayment of capitalized lease obligations                      (20,000)      (137,000)      (630,000)
  Proceeds from exercise of stock options                         282,000        289,000      1,000,000
  Repurchase of stock                                          (5,344,000)
-------------------------------------------------------------------------------------------------------
       NET CASH FLOWS USED FOR FINANCING ACTIVITIES           (14,535,000)    (8,412,000)    (5,746,000)
-------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                           1,628,000      3,353,000        939,000
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 12,952,000      9,599,000      8,660,000
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $14,580,000    $12,952,000     $9,599,000
-------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
  CASH PAID DURING THE YEAR FOR:
    Interest                                                     $103,000        $89,000       $111,000
    Income taxes                                               13,565,000     12,404,000      8,711,000
-------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Translation gains and losses on consolidation of foreign subsidiaries are not significant, and, therefore no comprehensive income or separate component of shareholder's equity have been provided. All inter-company accounts and transactions have been eliminated in consolidation.

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

g. EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period in accordance with the provisions of Statement of Financial Accounting Standards No. 128. Diluted earnings per share considers the effect of potential common shares such as stock options. The dilution for the years ended September 30, 2000 and 1999 is due to the net incremental effect of outstanding stock options of 22,000 and 48,000 shares, respectively.

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

--------------------------------------------------------------------------------

The Company's investments are designated as trading or held-to-maturity. Trading securities are reported at fair value, with changes in fair value included in earnings. When the Company has the intent and ability to hold the securities to maturity they are classified as held-to-maturity securities and reported at amortized cost.

NOTE 2--INVESTMENTS

Investments in the held-to-maturity category amounted to $7,695,000 at September 30, 2000 and consisted of U.S. Treasury Notes with contractual maturities as follows:

2002........................................................      $6,683,000
2003........................................................       1,012,000
                                                                  ----------
                                                                  $7,695,000
                                                                  ==========

The estimated fair value of investments approximates the amortized cost, and, therefore, there are no unrealized gains or losses as at September 30, 2000.

NOTE 3--INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:

                                                                     2000             1999
                                                                     ----             ----
Raw materials...............................................       $8,338,000       $6,997,000
Work in process.............................................        8,817,000        6,932,000
Finished goods..............................................       30,602,000       23,404,000
                                                                  -----------      -----------
                                                                  $47,757,000      $37,333,000
                                                                  ===========      ===========

NOTE 4--PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                                                     2000             1999
                                                                     ----             ----
Capitalized leased manufacturing plants.....................      $12,023,000      $12,023,000
Machinery and equipment.....................................       25,393,000       19,847,000
Leasehold improvements......................................        5,786,000        5,122,000
Transportation equipment....................................        3,883,000        2,118,000
                                                                  -----------      -----------
                                                                   47,085,000       39,110,000
Less accumulated depreciation and amortization..............       28,207,000       23,717,000
                                                                  -----------      -----------
                                                                  $18,878,000      $15,393,000
                                                                  ===========      ===========

The net book value of the capitalized leased manufacturing plants was $3,058,000 at September 30, 2000 and $3,482,000 at September 30, 1999.

NOTE 5--CAPITALIZED LEASES

Substantially all of the Company's leases of manufacturing facilities in the United States have been capitalized. Future minimum lease payments of principal and interest under leases capitalized at September 30, 2000 are as follows:

2001........................................................         $309,000
2002........................................................          300,000
2003........................................................          430,000
2004........................................................          262,000
2005........................................................          253,000
Later years.................................................          898,000
                                                                  -----------
                                                                    2,452,000
Less interest--5.70% to 6.0%................................         (302,000)
                                                                  -----------
Total minimum lease payments................................        2,150,000
Less amounts due within one year............................         (240,000)
                                                                  -----------
                                                                   $1,910,000
                                                                  ===========

--------------------------------------------------------------------------------

NOTE 6--INCOME TAXES

The difference between the total statutory Federal income tax and the actual income tax expense is accounted for as follows:

                                             2000                       1999                       1998
                                   ------------------------   ------------------------   ------------------------
                                                 Percent of                 Percent of                 Percent of
                                                  Pre-tax                    Pre-Tax                    Pre-Tax
                                       Amount     Earnings        Amount     Earnings        Amount     Earnings
                                   ------------------------   ------------------------   ------------------------
Federal statutory tax expense....  $10,186,000      35.0%     $10,839,000      35.0%      $8,238,000      35.0%
State and local income tax
expense, net of Federal income
tax benefit and other............    1,892,000       6.5        1,791,000       5.8        1,263,000       5.4
                                   -----------      ----      -----------      ----      -----------      ----
Income tax expense...............  $12,078,000      41.5%     $12,630,000      40.8%      $9,501,000      40.4%
                                   ===========      ====      ===========      ====      ===========      ====

Income tax expense consists of the following components:

                                                                 2000          1999          1998
                                                                 ----          ----          ----
Current.....................................................  $12,024,000   $14,744,000   $10,207,000
Deferred....................................................       54,000    (2,114,000)     (706,000)
                                                              -----------   -----------   -----------
                                                              $12,078,000   $12,630,000    $9,501,000
                                                              ===========   ===========   ===========

Deferred income taxes are provided to reflect the tax effect of timing differences in reporting income and deductions for tax and financial statement purposes, principally depreciation, pension, employee benefits, deferred compensation and inventory.

Included in Other Current Assets at September 30, 2000 and 1999 is $3,456,000 and $4,077,000, respectively, of current deferred income tax debits, and included in Income Taxes Payable at September 30, 2000 and 1999 is $307,000 and $332,000, respectively, of current deferred income tax credits.

NOTE 7--COMMITMENTS

The Company is obligated under certain long-term leases which do not meet the criteria for capitalization. The annual minimum rental commitments (excluding escalation) of these leases are:

2001........................................................  $2,380,000
2002........................................................   2,280,000
2003........................................................   2,144,000
2004........................................................   1,841,000
2005........................................................   1,254,000
2006 and thereafter.........................................   6,058,000

Total rental expense charged to operations in 2000, 1999 and 1998 amounted to $2,628,000, $2,138,000 and $1,952,000, respectively.

The Company is obligated under various licensing agreements for annual minimum royalty expense commitments, amounting to approximately $735,000 in 2001.

Total royalty expense charged to operations in 2000, 1999 and 1998 amounted to $1,091,000, $1,188,000 and $1,868,000, respectively.

NOTE 8--STOCK OPTION PLAN

In 1989, the Company adopted a plan ("1989 Plan") for granting stock options to employees to purchase common stock at a price not lower than its fair market value at the respective date of grant, and 200,000 shares (as adjusted) were reserved for issuance under the 1989 plan. On November 6, 1996, options to purchase a total of 177,500 shares of the Company's Common Stock at an exercise price of $17 per share were granted to certain employees. The options are exercisable until ten years from date of grant subject to certain conditions. No further options are available for grant under the 1989 Plan. In 1998, the Company adopted a plan ("1998 Plan") for granting stock options to employees pursuant to terms and conditions equivalent to the 1989 Plan, and 200,000 shares were reserved for issuance. No options have been granted pursuant to the 1998 Plan, and at September 30, 2000, 200,000 options were available for grant thereunder.

During fiscal 2000, 16,600 options were exercised for a total of $282,200. At September 30, 2000, there were 85,055 options outstanding all of which were exercisable.

--------------------------------------------------------------------------------

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

NOTE 9--PENSION AND RETIREMENT PLANS

The Company contributes to defined benefit pension plans which cover all eligible employees. Pension costs are generally funded currently. Pension expense amounted to $279,718 in 2000, $253,899 in 1999 and $37,595 in 1998.
Pension information under FASB No. 132 is as follows:

                                                                 2000          1999
                                                              -----------   -----------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligation at beginning of year                       $15,691,610   $14,755,787
Service cost                                                      580,760       631,223
Interest cost                                                   1,167,556     1,097,255
Actuarial loss                                                   (261,540)      391,817
Benefits paid                                                    (258,243)     (260,468)
Settlements                                                    (1,402,627)     (924,004)
                                                              -----------   -----------
Benefit obligation at end of year                             $15,517,516   $15,691,610
                                                              -----------   -----------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                $19,629,294   $18,556,352
Actual return on plan assets                                      222,177     1,480,991
Employer contribution                                             893,802       776,423
Benefits paid                                                    (258,243)     (260,468)
Settlements                                                    (1,402,627)     (924,004)
                                                              -----------   -----------
Fair value of plan assets at end of year                      $19,084,403   $19,629,294
                                                              -----------   -----------

RECONCILIATION OF FUNDED STATUS
Funded status                                                  $3,566,887    $3,937,684
First Quarter Contribution                                      1,354,255       784,081
Unrecognized net transition obligation                            378,163       447,901
Unrecognized prior service cost                                   609,663       796,088
Unrecognized net actuarial (gain) or loss                       1,324,062        83,018
                                                              -----------   -----------
Prepaid benefit cost, September 30                             $7,233,030    $6,048,772
                                                              ===========   ===========

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate
  Beginning of year                                                 7.50%         7.50%
  End of year                                                       7.75%         7.50%
Expected return on plan assets                                      9.50%         9.50%
Rate of compensation increase                                       5.30%         5.30%

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                     $580,760      $631,223
Interest cost                                                   1,167,556     1,097,255
Expected return on plan assets                                 (1,911,687)   (1,788,449)
Amortization of net transition obligation                          73,768        72,425
Amortization of prior service cost                                186,422       186,422
Amortization of net actuarial loss                                 26,574
Settlement (gain) or loss                                         156,325        55,023
                                                              -----------   -----------
Net periodic benefit cost                                        $279,718      $253,899
                                                              ===========   ===========

--------------------------------------------------------------------------------

The Board of Directors adopted on January 1, 1995, a Supplemental Benefit Restoration Plan for certain employees to restore certain pension benefits which had been reduced by legislative action. The Company is currently funding its obligations under the Plan and the 2000, 1999 and 1998 expense for such plan was $184,000, $180,000 and $146,000, respectively.

NOTE 10--MAJOR CUSTOMERS

The Company operates within one industry segment--the manufacture of apparel. Sales to one mass merchandiser accounted for approximately 87% of the Company's net sales in 2000, 89% in 1999 and 80% in 1998. In addition a national retail chain accounted for approximately 9%, 7% and 10% of the Company's net sales in 2000, 1999 and 1998, respectively. No other customer accounted for more than 10% of the Company's net sales in any of the three years. The Company routinely assesses the financial strength of its customers and, as a consequence, generally does not require collateral or other security to support customer receivables. Historically, the Company has not experienced significant losses related to receivables and management believes that its trade receivable credit risk exposure is limited.

NOTE 11--SHAREHOLDERS' EQUITY

Pursuant to the Company's Rights Plan, each shareholder holds one right for each share of common stock, and in the event any person acquires 20% of the Company's common stock, each right will give the holder the option to purchase one share of the Company's common stock for $90, subject to adjustment. The rights expire May 16, 2003, and may be redeemed by the Company for $.01 per right. As of September 30, 2000, 5,072,337 shares of the Company's common stock were reserved for issuance under the Company's Rights Plan.

NOTE 12--EMPLOYMENT AGREEMENTS

The Company maintains employment agreements with four directors, three of whom are also officers of the Company. The employment agreements contain provisions that would entitle each of the four directors to receive up to 2.99 times his five year average annual compensation plus continuation of certain benefits if there is a change in control in the Company (as defined) and his employment terminates. The maximum contingent liability under these agreements in such event is approximately $8,994,000. The employment agreements also provide for severance benefits, disability and death benefits and, as to one officer-director, consulting services under certain circumstances.

NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED)

Financial data for the interim periods of 2000 and 1999 were as follows:

                                                                                                    EARNINGS
                                                                                                    PER SHARE
                                                             NET        GROSS        NET       -------------------
                                                            SALES      MARGINS     EARNINGS     BASIC     DILUTED
                                                            -----      -------     --------     -----     -------
                                                                  (In thousands, except per share amounts)
Fiscal Year 2000
Quarters
---------------------------------------------------------

First....................................................   $53,345    $11,398      $3,184       $.60       $.59
Second...................................................    54,668     13,407       3,937        .74        .74
Third....................................................    47,941     12,041       3,085        .60        .60
Fourth...................................................    80,211     19,804       6,820       1.32       1.32
                                                           --------    -------     -------      -----      -----
   Total.................................................  $236,165    $56,650     $17,026      $3.26      $3.25
                                                           ========    =======     =======      =====      =====
Fiscal Year 1999
Quarters
---------------------------------------------------------
First....................................................   $39,037    $10,113      $3,048       $.59       $.58
Second...................................................    58,656     14,929       5,186       1.01       1.01
Third....................................................    45,836     11,837       3,676        .70        .69
Fourth...................................................    85,316     20,985       6,430       1.22       1.21
                                                           --------    -------     -------      -----      -----
   Total.................................................  $228,845    $57,864     $18,340      $3.52      $3.49
                                                           ========    =======     =======      =====      =====

NOTE 14--RESTRICTED STOCK PLAN

In May, 1999, the Company terminated the Supplemental Executive Retirement Plan ("SERP"), which had been adopted in 1989 for certain executive employees to restore pension benefits which had been reduced by legislative action. In lieu of the SERP, the Company adopted a 1999 Restricted Stock Plan ("Restricted Stock Plan") for the benefit of the same individuals covered under the SERP and issued 160,000 shares of Common Stock thereunder. The shares issued pursuant to the Restricted Stock Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, plan participants are entitled to vote and receive dividends on such shares.

Upon issuance of the 160,000 shares pursuant to the Restricted Stock Plan, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to shareholders' equity and will be amortized over the five year restriction period. The compensation expense taken with respect to the restricted shares during the year ended September 30, 2000 and 1999, was $852,000 and $355,000, respectively.


INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

Board of Directors and Shareholders
Garan, Incorporated

We have audited the accompanying consolidated balance sheets of Garan, Incorporated and its subsidiaries as at September 30, 2000 and 1999 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the consolidated financial position of Garan, Incorporated and its subsidiaries as at September 30, 2000 and 1999, and the results of consolidated operations, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 2000 in conformity with generally accepted accounting principles.

                                                 Citrin Cooperman & Company, LLP

New York, New York
November 10, 2000

                                    PART III

           Item 10.    Directors and Executive Officers of the Company.

         The information required to be set forth in this Item will be contained in the Company's 2001 Proxy Statement under the caption "Election of Directors" and is incorporated by reference into this Report.

           Item 11.    Executive Compensation.

         The information required to be set forth in this Item will be contained in the Company's 2001 Proxy Statement under the caption "Executive Compensation" and is incorporated by reference into this Report.

           Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required to be set forth in this Item will be contained in the Company's 2001 Proxy Statement under the caption "Election of Directors; Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference into this Report.

           Item 13.    Certain Relationships and Related Transactions.

         The information required to be set forth in this Item will be contained in the Company's 2001 Proxy Statement under the caption "Transactions with Management" and is incorporated by reference into this Report.

                                      PART IV

           Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

               (a) Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules.

                                                                         Page
                                                                         ----
            (1)      Consolidated Financial Statements.
                     Included in Part II, Item 8 of this

Report:

                        Consolidated Balance Sheets as at
September 30, 2000, and September 30, 1999.                               19

                     Consolidated Statements of Earnings -
years ended September 30, 2000, September 30, 1999, and
September 30, 1998.                                                       20

                     Consolidated Statements of Shareholders'
Equity - years ended September 30, 2000, September 30, 1999,
and September 30, 1998.                                                   20

                     Consolidated Statements of Cash Flows -
years ended September 30, 2000, September 30, 1999,
and September 30, 1998.                                                   21

                     Notes to Consolidated Financial Statements
for the years ended September 30, 2000, September 30, 1999,
and September 30, 1998                                               22 - 27

Independent Auditors' Report dated November 10, 2000.                     27

            (2)      Consolidated Financial Statement Schedules.

                     Independent Auditors' Report on Schedules dated November 10, 2000, and Consent of Independent Certified

Public Accountants dated December 22, 2000.                               F-1

                       Supplemental Notes to Consolidated Finan-
cial Statements for the years ended September 30, 2000,
September 30, 1999, and September 30, 1998.                               F-2

Schedules other than those listed above are omitted for the reason that they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                       Individual financial statements of the
Company and its subsidiaries are omitted because all subsidi- aries included in the Consolidated Financial Statements are 100% owned.

               (b) No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this Report.

               (c) Exhibits filed as part of this Report.

                       (3)    Articles of Incorporation and by-laws.

                            (i)  Restated Articles of Incorporation.1

                            (ii)  Articles of Amendment of the
                       Restated Articles of Incorporation.1

                            (iii)  Articles of Amendment of the
                       Restated Articles of Incorporation.2

                            (iv)  By-laws, as amended through
                       April 21, 1993.3

                       (4)   Instruments defining the rights of
                       security holders, including indentures.

                            (i) Amended and Restated Rights Agreement dated as
                       of April 21, 1993, between the Company and Chemical Bank (now known as Chase Manhattan Bank).3

                       (10) Material Contracts.

                             (i) 1989 Stock Option Plan.4

                             (ii) 1998 Stock Option Plan.5

                             (iii) 1999 Restricted Stock Plan6

                             (iv)   Employment and Consulting Agreement
                       amended and restated as of October 1,1996, between the Company and Seymour Lichtenstein.7

                             (v)    Employment Agreement amended
                       and restated as of October 1, 1996,
                       between the Company and Jerald Kamiel.7

                             (vi)   Employment Agreement amended
                       and restated as of October 1, 1996,
                       between the Company and William
                       J. Wilson.7

                             (vii)  Employment Agreement amended
                       and restated as of October 1, 1996,
                         between the Company and Rodney
                       Faver.7

                             (viii) Amendment to Employment and
                       Consulting Agreement dated as of October 1,
                       2000, between the Company and Seymour
                       Lichtenstein.

                             (ix)   Amendment to Employment
                       Agreement dated as of October 1, 2000, between the Company and William J. Wilson.

                             (x) Amendment to Employment Agreement
                       dated as of October 1, 2000, between the Company and Rodney Faver.

                             (xi)  Form of Indemnity Agreement
                       dated August 9, 1993, between the Company and each of its directors.8

                             (xi) Indemnity Agreement dated
                       August 9, 1993, between the Company
                       and Alexander J. Sistarenik.8

                       (21) Schedule of Subsidiaries of
                       the Company.

                       (27) Financial Data Schedule.

Exhibits not included in this filing are hereby incorporated by reference from the following reports and registration statements previously filed by the
Company:

1 Annual Report on Form 10-K for the fiscal year ended September 30, 1988.

2 Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

3 Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993.

4 Registration Statement on Form S-8 (File No. 33-29054) filed May 31, 1989.

5 Registration Statement on Form S-8 (File No. 333-66009) filed October 22,
  1998.

6 Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

7 Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

8 Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

       (d)  The Consolidated Financial Statement Schedules Specified in
Item 14(a)(2) are annexed.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GARAN, INCORPORATED


December 22, 2000                  By: /s/ WILLIAM J. WILSON
                                      ----------------------------------
                                      William J. Wilson, Vice President
                                      Finance and Administration


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


December 22, 2000                  /s/ SEYMOUR LICHTENSTEIN
                                   -------------------------------------
                                   Seymour Lichtenstein
                                   Principal Executive Officer, Director


December 22, 2000                  /s/ WILLIAM J. WILSON
                                   -------------------------------------
                                   William J. Wilson
                                   Principal Financial Officer, Director


December 22, 2000                  /s/ ALEXANDER J. SISTARENIK
                                   -------------------------------------
                                   Alexander J. Sistarenik,
                                   Principal Accounting Officer


December 22, 2000                  /s/ JERALD KAMIEL
                                   -------------------------
                                   Jerald Kamiel, Director


December 22, 2000                  /s/ RODNEY FAVER
                                   -------------------------------------
                                   Rodney Faver, Director


December 22, 2000                  /s/ MARVIN S. ROBINSON
                                   -------------------------------------
                                   Marvin S. Robinson, Director

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES



Board of Directors
 and Shareholders
Garan, Incorporated

           In connection with our audit of the Consolidated Financial Statements of Garan, Incorporated for the year ended September 30, 2000, incorporated into this Annual Report on Form 10-K in Part II, Item 8, we also have audited the supporting Consolidated Financial Statement Schedules listed in Item 14(a)(2) of this Report. In our opinion, those Consolidated Financial Statement Schedules present fairly, when read in conjunction with the related Consolidated Financial Statements, the financial data required to be set forth therein.


                        CITRIN COOPERMAN & COMPANY, LLP


November 10, 2000
New York, New York



              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


           As independent certified public accountants, we hereby consent to the incorporation of our report dated November 10, 2000, included in, or incorporated by reference in, Registration Statement Nos. 33-29054, 333-66009, and 333-35710 on Form S-8 and the related Prospectuses.


                        CITRIN COOPERMAN & COMPANY, LLP


December 22, 2000
New York, New York

                      GARAN, INCORPORATED AND SUBSIDIARIES

            SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 14 - INTEREST INCOME

            Interest income is comprised of the following components:


                                  2000           1999             1998
                                  ----           ----             ----

            Investments        $1,950,000     $2,259,000       $2,494,000

            Other                 275,000        254,000          466,000
                               ----------     ----------       ----------

                               $2,225,000     $2,513,000       $2,960,000
                               ==========     ==========       ==========



Note 15 - ACCRUED LIABILITIES

            Accrued liabilities as at September 30, 2000, and September 30, 1999, consist of the following:


                                        2000                1999
                                        ----                ----

            Payroll/Bonus           $ 6,977,000         $ 7,199,000
            Payroll Taxes               240,000             108,000
            Accrued Expenses         14,046,000          15,188,000
                                    -----------         -----------

                                    $21,263,000         $22,495,000
                                    ===========         ===========