Form 10-Q
period 2000-12-31
GARAN INC
filed 2001-02-14
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2000      Commission File No 1-4506

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

Class                                   Outstanding December 31, 2000

Common Stock (no par value)             5,081,337 shares




                        PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                THREE MONTHS ENDED
                                               12/31/00        12/31/99
                                             -----------     -----------
Net sales                                    $55,053,000     $53,345,000

Cost of sales                                 41,464,000      41,947,000
                                            ____________    ____________
   Gross margin on sales                      13,589,000      11,398,000

Selling and administrative expenses            7,265,000       6,596,000

Interest on capitalized leases                    29,000          24,000

Interest income                                 (616,000)       (664,000)
                                             -----------     -----------
    Earnings before provision
        for income taxes                       6,911,000       5,442,000

Provision for income taxes                     2,834,000       2,258,000
                                             -----------     -----------
Net earnings                                 $ 4,077,000     $ 3,184,000
                                             ===========     ===========
Earnings per share data:

  Earnings per share - Basic                $       0.80    $       0.60
                     - Diluted              $       0.80    $       0.59

  Average common shares outstanding - Basic    5,078,000       5,320,000
                                    - Diluted  5,098,000       5,354,000

Dividends paid per share                    $       1.05   $        1.05



                     GARAN, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                               12/31/00        9/30/00
                                            -------------    -----------
ASSETS
Current Assets:
   Cash and cash equivalents                $  23,339,000   $ 14,580,000
   U.S. Government securities - short-term 6,326,000 6,436,000 Accounts receivable, less estimated uncollectibles of $512,000 at
   12/31/00 and $512,000 at 9/30/00            34,600,000     53,732,000
   Inventories                                 50,863,000     47,757,000
   Other current assets                         7,040,000      6,475,000
                                             ------------    -----------
   Total current assets                       122,168,000    128,980,000

U.S. Government Securities - Long-term          7,776,000      7,695,000
Property, plant and equipment, less
  accumulated depreciation and amortization    19,220,000     18,878,000
Other assets                                    7,636,000      8,039,000
                                             ------------    -----------
   TOTAL                                    $ 156,800,000   $163,592,000
                                             ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $   6,079,000   $ 10,417,000
   Accrued liabilities                         18,858,000     21,263,000
   Federal and state income taxes payable       5,037,000      4,369,000
   Current portion of capitalized leases          240,000        240,000
                                             ------------    -----------
   Total current liabilities                   30,214,000     36,289,000
                                             ------------    -----------
Capitalized lease obligations, net of
 current portion                                1,910,000      1,910,000
                                             ------------    -----------
Deferred income taxes                           2,078,000      1,903,000
                                             ------------    -----------
Shareholders' Equity:
  Preferred stock ($10 par value) 500,000
     shares authorized; none issued
  Common stock (no par value) 15,000,000
     shares authorized; issued 5,081,337
     at 12/31/00 and 5,072,337 at 9/30/00       2,540,000      2,536,000
  Additional paid-in-capital                    6,476,000      6,327,000
  Unamortized value of restricted stock        (2,860,000)    (3,073,000)
  Retained earnings                           116,442,000    117,700,000
                                             ------------   ------------
    Total shareholders' equity                122,598,000    123,490,000
                                             ------------   ------------
    TOTAL                                   $ 156,800,000   $163,592,000
                                             ============   ============


                    GARAN, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                   THREE MONTHS ENDED
                                                12/31/00        12/31/99
                                            _------------     -----------
Cash Flows From Operating Activities:
  Net earnings                               $  4,077,000     $ 3,184,000
 Adjustments to reconcile to net cash
  provided by operating activities:
    Deferred compensation                         213,000         213,000
    Depreciation and amortization               1,344,000       1,116,000
    Deferred income taxes                         175,000        (160,000)
  Changes in assets and liabilities:
    U.S. Government securities - Short-term        29,000      (6,062,000)
    Accounts receivable                        19,132,000      29,806,000
    Inventories                                (3,106,000)     (2,620,000)
    Other current assets                         (565,000)       (148,000)
    Accounts payable                           (4,338,000)     (3,016,000)
    Accrued liabilities                        (2,405,000)     (3,510,000)
    Income taxes payable                          668,000      (2,036,000)
    Other assets                                  403,000      (1,954,000)
                                             ------------     -----------
Net Cash provided by Operating
  Activities                                   15,627,000      14,813,000
                                             ------------     -----------
Cash Flows From Investing Activities:
  Purchase of U.S. Gov't securities -
    Long-term                                           0     (13,129,000)
  Additions to property, plant, and
    Equipment                                  (1,686,000)       (192,000)
                                             ------------     -----------
  Net Cash used for Investing Activities       (1,686,000)    (13,321,000)
                                             ------------     -----------
Cash Flows From Financing Activities:
  Payment of dividends                         (5,335,000)     (5,586,000)
  Repayment of capitalized lease obligations            0         (20,000)
  Proceeds from stock option exercises            153,000         248,000
                                             ------------     -----------
  Net Cash used for Financing Activities       (5,182,000)     (5,358,000)
                                             ------------     -----------
Net increase (decrease)in Cash and Cash
  Equivalents                                   8,759,000      (3,866,000)

Cash and Cash Equivalents At Beginning
  of Period                                    14,580,000      12,952,000
                                             ------------    ------------
Cash and Cash Equivalents At End of Period  $  23,339,000    $  9,086,000
                                             ============    ============
Supplemental cash flow Disclosures
  Cash Paid During The Period For:
    Interest                                $      29,000   $      24,000
    Income taxes                                1,989,000       4,455,000
                                             ============    ============


                    GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                (UNAUDITED)

1. In the opinion of management, all adjustments necessary to a fair statement of the results of operations have been reflected.

2. Basic and diluted earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period in accordance with the provisions of the Statement of Financial Accounting Standards No. 128 as follows:

                       2000                               1999
           -----------------------------    -------------------------------
            Income   Shares    Per Share      Income      Shares  Per Share
Basic
EPS      $ 4,077,000 5,078,337     $0.80   $3,184,000    5,320,338    $0.60
                               =========                           ========

Effect of
dilutive options        19,840                              34,147


         ---------------------             -----------------------
         $ 4,077,000 5,098,177     $0.80   $3,184,000    5,354,485    $0.59
         ===============================   ================================


3.  Inventories consist of the following:

                                              12/31/00        09/30/00
                                            -----------      -----------
Raw Materials                               $ 7,749,000      $ 8,338,000

Work in Process                               8,939,000        8,817,000

Finished Goods                               34,175,000       30,602,000
                                            -----------      -----------
                                            $50,863,000      $47,757,000
                                            ===========      ===========


ITEM 2.
GARAN, INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve certain risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth below as well as in this Report generally. Without limiting the foregoing, the words "believes," "anticipates," "plans," "excepts," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors including, but not limited to, uncertainties regarding continued market acceptance of the Company's products, competition, the Company's relationship with its principal customer, the consistent availability of raw materials, and risks associated with the Company's Central American operations, as well as those set forth under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, which are incorporated by reference herein. These forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

RESULTS OF OPERATIONS

Three-Month Periods Ended December 31, 2000, and December 31, 1999.

Net sales for the three-month period ended December 31, 2000, were $55,053,000 compared to $53,345,000, for the same period in fiscal 2000. Net earnings for the three-month period were $4,077,000, equal to $0.80 per share, compared to $3,184,000, or $0.60 per share, last year. The increase in net sales for the quarter was due primarily to the increase in units shipped in the Company's Childrenswear Division (in its girls business).

Gross margin for the three months ended December 31, 2000, was $13,589,000, or 24.7% of net sales, compared to $11,398,000, or 21.4% of net sales, for the comparable period in fiscal 2000. The gross margin for the three months ended December 31, 2000, is comparable to the Company's historical average gross margin. Gross margin as a percentage of net sales was lower in the first three months of fiscal 2000 than the Company's historical average due to product mix changes which increased the proportion of the Company's lower margin business during that quarter.

Selling and administrative expenses for the three months ended December 31, 2000, were $7,265,000, or 13.2% of net sales, as compared to $6,596,000, or
12.4% of net sales, for the comparable period last year. The increase in selling and administrative expenses was due primarily to expenses relating to the expansion of manufacturing facilities in the Caribbean Basin and continued acceleration in the investment in and upgrading of computer systems.

Interest income decreased for the three months ended December 31, 2000, to $616,000 from $664,000 for the comparable period last year as a result of lower levels of investment.

FINANCIAL CONDITION

At December 31, 2000, working capital was $91,954,000, a decrease of $737,000 from working capital at September 30, 2000, of $92,691,000. The decrease was due to the special dividend of $0.80 per share in addition to the regular quarterly dividend of $0.25 per share, both of which were paid in December, 2000, offset by seasonal decreases in the Company's accounts payable and accrued liabilities. Shareholders' equity at December 31, 2000, was $122,598,000, or $24.13 book value per share, as compared to $123,490,000, or $24.34 book value per share, at September 30, 2000.

Accounts receivable were $34,600,000 at December 31, 2000, a decrease of $19,132,000 over accounts receivable at September 30, 2000. Because quarterly shipping patterns are uneven, December 31, 2000, accounts receivable should be compared to the balance of $29,575,000 at December 31, 1999, rather than the September 30, 2000, year-end balance. The increase in accounts receivable at December 31, 2000, as compared to the balance at December 30, 1999, resulted from a higher proportion of shipments being made during the last half of the quarter this year.

Inventory increased to $50,863,000 at December 31, 2000, from $47,757,000 at September 30, 2000. Because quarterly shipping patterns are uneven, inventory at December 31, 2000, should be compared to inventory of $39,953,000 at December 31, 1999, rather than the September 30, 2000, year-end balance. The increase in inventory from December 31, 1999, to December 31, 2000, was primarily the result of a larger percentage of goods scheduled to be shipped in subsequent quarters being manufactured as compared to the prior period.

YEAR 2000

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


                        PART II. - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              None

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended December 31, 2000.




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


DATE: February 13, 2001