Form 10-Q
period 2001-03-31
GARAN INC
filed 2001-05-11
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                                Form 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2001      Commission File No 1-4506


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

Class                                   Outstanding March 31, 2001

Common Stock (no par value)             5,082,837 shares





                      GARAN, INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q


                                     INDEX


PART I.  FINANCIAL INFORMATION                                  Page #


Item 1.   Consolidated Statements of Earnings
          Three Months Ended March 31, 2001 and 2000               3


          Consolidated Statements of Earnings
          Six Months Ended March 31, 2001 and 2000                 4


          Consolidated Balance Sheets
          March 31, 2001 and September 30, 2000                    5


          Consolidated Statements of Cash Flows
          Six Months ended March 31, 2001 and 2000                 6


          Notes to Consolidated Financial Statements               7


Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations           8

Item 3.	Qualitative and Quantitative Disclosure about
           Market Risk                                            10


PART II.  OTHER INFORMATION


Item 4.	Submission of Matters to a Vote of Security Holders     11


Item 6.	Exhibits and Reports on Form 8-K                        11


Signatures                                                          12





                        PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED
                                          	3/31/01        3/31/00
                                      	   -----------     -----------
Net sales                                    $56,685,000     $54,668,000

Cost of sales                                 40,305,000      41,261,000
                                             -----------     -----------
   Gross margin on sales                      16,380,000      13,407,000

Selling and administrative expenses            7,515,000       7,374,000

Interest on capitalized leases                    21,000          22,000

Interest income                                 (542,000)       (719,000)
                                             -----------     -----------
    Earnings before provision
        for income taxes                       9,386,000       6,730,000

Provision for income taxes                     3,848,000       2,793,000
                                             -----------     -----------
Net earnings                                 $ 5,538,000     $ 3,937,000
                                             ===========     ===========

Earnings per share data:

  Earnings per share - Basic                $       1.09   $        0.74
                     - Diluted              $       1.08   $        0.74

  Average common shares outstanding - Basic    5,083,000       5,322,000
                                    - Diluted  5,105,000       5,348,000

Dividends paid per share                    $       0.25    $       0.25





                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                 SIX MONTHS ENDED
                                          	   3/31/01        3/31/00
                                      	     -----------     -----------
Net sales                                   $111,738,000    $108,013,000

Cost of sales                                 81,769,000      83,208,000
                                             -----------     -----------
   Gross margin on sales                      29,969,000      24,805,000

Selling and administrative expenses           14,780,000      13,970,000

Interest on capitalized leases                    50,000          46,000

Interest income                               (1,158,000)     (1,383,000)
                                             -----------     -----------
    Earnings before provision
        for income taxes                      16,297,000      12,172,000

Provision for income taxes                     6,682,000       5,051,000
                                             -----------     -----------
Net earnings                                 $ 9,615,000     $ 7,121,000
                                             ===========     ===========

Earnings per share data:

   Earnings per share - Basic                $      1.89     $      1.34
                      - Diluted              $      1.88     $      1.33

   Average common shares outstanding- Basic    5,083,000       5,322,000
                                    - Diluted  5,105,000       5,348,000

Dividends paid per share                     $      1.30     $      1.30



                     GARAN, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                               03/31/01         9/30/00
ASSETS                                      -------------    ------------
Current Assets:
   Cash and cash equivalents                $  21,454,000    $ 14,580,000
   U.S. Government securities - short-term      8,491,000       6,436,000
   Accounts receivable, less estimated
     uncollectibles of $509,000 at
       3/31/01 and $512,000 at 9/30/00         36,704,000      53,732,000
   Inventories                                 58,264,000      47,757,000
   Other current assets                         6,716,000       6,475,000
                                              -----------     -----------
   Total current assets                       131,629,000     128,980,000

U.S. Government Securities - Long-term          9,550,000       7,695,000
Property, plant and equipment, less
  accumulated depreciation and amortization    17,604,000      18,878,000
Other assets                                    7,063,000       8,039,000
                                             ------------    ------------
   TOTAL ASSETS                             $ 165,846,000   $ 163,592,000
                                            =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $  11,120,000   $  10,417,000
   Accrued liabilities                         18,954,000      21,263,000
   Federal and state income taxes payable       4,380,000       4,369,000
   Current portion of capitalized leases          240,000         240,000
                                             ------------    ------------
   Total current liabilities                   34,694,000      36,289,000
                                             ------------    ------------
Capitalized lease obligations, net of
 current portion                                1,890,000       1,910,000

Deferred income taxes                           2,158,000       1,903,000
                                             ------------    ------------
Shareholders' Equity:
 Preferred stock ($10 par value) 500,000
     shares authorized; none issued
 Common stock (no par value) 15,000,000
     shares authorized; issued 5,082,837
     at 3/31/01 and 5,072,337 at 9/30/00        2,541,000       2,536,000
  Additional paid-in-capital                    6,501,000       6,327,000
  Unamortized value of restricted stock        (2,647,000)     (3,073,000)
  Retained earnings                           120,709,000     117,700,000
                                             ------------    ------------
    Total shareholders' equity                127,104,000     123,490,000
                                             ------------    ------------
    TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                 $ 165,846,000   $ 163,592,000
                                            =============   =============



                    GARAN, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                   SIX MONTHS ENDED
                                               3/31/01          3/31/00
Cash Flows From Operating Activities:        -------------   ------------
 Net earnings                               $   9,615,000   $   7,121,000
 Adjustments to reconcile to net cash
  provided by operating activities:
    Deferred compensation                         426,000         426,000
    Depreciation and amortization               3,662,000       2,378,000
    Deferred income taxes                         255,000        (335,000)
    Changes in assets and liabilities:
    U.S. Government securities - Short-term    (1,884,000)     (5,916,000)
    Accounts receivable                        17,028,000      28,130,000
    Inventories                               (10,507,000)    (11,845,000)
    Other current assets                         (241,000)       (568,000)
    Accounts payable                              703,000         248,000
    Accrued liabilities                        (2,309,000)     (1,230,000)
    Income taxes payable                           11,000      (3,682,000)
    Other assets                                  976,000         121,000
Net Cash Provided by Operating               ------------    ------------
  Activities                                   17,735,000      14,848,000
                                             ------------    ------------
Cash Flows From Investing Activities:
  Purchase of U.S. Gov't securities -
    Long-term                                  (2,026,000)    (13,129,000)
  Additions to property, plant, and
    Equipment                                  (2,388,000)     (3,212,000)
                                             ------------    ------------
  Net Cash used for Investing Activities       (4,414,000)    (16,341,000)
                                             ------------    ------------
Cash Flows From Financing Activities:
  Payment of dividends                         (6,606,000)     (6,917,000)
  Repayment of capitalized lease obligations      (20,000)        (20,000)
  Proceeds from exercised stock options           179,000         274,000
                                             ------------    ------------
  Net Cash used for Financing Activities       (6,447,000)     (6,663,000)
                                             ------------    ------------
Net (decrease) increase in Cash and Cash
  Equivalents                                   6,874,000      (8,156,000)

Cash and Cash Equivalents At Beginning
  of Period                                    14,580,000      12,952,000
                                             ------------    ------------
Cash and Cash Equivalents At End of Period  $  21,454,000   $   4,796,000
                                             ============    ============
Supplemental cash flow Disclosures
  Cash Paid During The Period For:
    Interest                                $      50,000   $      46,000
    Income taxes                                6,251,000       8,891,000
                                             ============    ============




                     GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2001
                                (UNAUDITED)

1. In the opinion of management, all adjustments necessary for a fair statement of the results of operations have been reflected.

2. Basic and diluted earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period in accordance with the provisions of the Statements of Financial Accounting Standards No. 128 as follows:

                      2001                               2000
           -----------------------------    -------------------------------
            Income Shares Per Share Income Shares Per Share Basic EPS $9,615,000 5,083,000 $1.89 $7,121,000 5,322,000 $1.34
                               =========                           ========

Effect of
dilutive options        22,000                              26,000

           -------------------              ----------------------
          $9,615,000 5,105,000     $1.88   $7,121,000    5,348,000    $1.33
           =============================    ===============================



3.  Inventories consist of the following:
                                               03/31/01        09/30/00
                                            -----------      -----------
Raw Materials                               $ 9,146,000      $ 8,338,000

Work in Process                               8,487,000        8,817,000

Finished Goods                               40,631,000       30,602,000
                                            -----------      -----------
                                            $58,264,000      $47,757,000
                                            ===========      ===========





ITEM 2.
                      GARAN, INCORPORATED AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve certain risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth below and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, which is incorporated by reference herein. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors including, but not limited to, uncertainties regarding continued market acceptance of the Company's products, competition, the Company's relationship with its principal customer, and the consistent availability of raw materials and risks associated with the Company's Central American operations, as well as those identified in the incorporated report under the heading "Risk Factors". These forward-looking statements are made as of the date of the incorporated report or this report, as the case may be, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Net Sales

Three and Six-Month Periods Ended March 31, 2001 and March 31, 2000

Net sales for the three-month period ended March 31, 2001, were $56,685,000 compared to $54,668,000 for the same period last year. Net sales for the first six months of fiscal 2001 were $111,738,000 compared to $108,013,000 for the same period last year. Net earnings for the three-month period were $5,538,000, or $1.09 per share, compared to $3,937,000, or $0.74 per share, last year. Net earnings for the six-month period were $9,615,000, or $1.89 per share, compared to $7,121,000, or $1.34 per share, last year. The sales increase for the three and six months periods was a result of increased units shipped in the Company's Childrenswear Division.

Gross Margin

Gross margin for the three months ended March 31, 2001, was $16,380,000, or 28.9% of net sales, compared to $13,407,000, or 24.5% of net sales, for the comparable period in fiscal 2000. Gross margin for the six months ended March 31, 2001, was $29,969,000, or 26.8% of net sales, compared to $24,805,000, or 23.0% of net sales, for the comparable period last year. The gross margin increase for the three and six month periods was due to a combination of (a) the initial impact of duty savings as a result of lower effective duty rates on a portion of the Company's Caribbean Basin production which was within current quotas, (b) lower production costs as a result of shifting more production offshore, (c) lower costs associated with improved manufacturing efficiencies, and (d) product mix changes. The Company is a beneficiary of the Trade and Development Act of 2000 pursuant to which a portion of its garments produced in the Caribbean Basin may be imported free of duty limited, in certain instances, by annual quota.

Selling and administrative expenses for the three months ended March 31, 2001, were $7,515,000, or 13.3% of net sales, as compared to $7,374,000, or
13.5% of net sales, for the comparable period last year. Selling and administrative expenses for the six months ended March 31, 2001, were $14,780,000, or 13.2% of net sales, as compared to $13,970,000, or 12.9% of net sales, for the comparable period last year. The increase in absolute dollars for both periods was related to the increased sales and the continued upgrade of computer systems.

Interest income for the three months ended March 31, 2001, decreased to $542,000 from $719,000 for the comparable period last year. Interest income for the six months ended March 31, 2001, was $1,158,000 as compared to $1,383,000 for the comparable period last year. The decrease in interest income for both periods was due primarily to a decline in the level of investments.

Financial Position

At March 31, 2001, working capital was $96,935,000, an increase of $4,244,000 from working capital at September 30, 2000, of $92,691,000. The increase was due primarily to a reduction in accrued liabilities and an increase in inventory. Shareholders' equity at March 31, 2001, was $127,104,000 or $25.01 book value per share as compared to $123,490,000 or $24.34 book value per share at September 30, 2000.

Accounts receivable were $36,704,000 at March 31, 2001, a decrease of $17,028,000 from the balance at September 30, 2000. Because the Company's business is seasonal, the accounts receivable balance should be compared to the balance of $31,251,000 at March 31, 2000, rather than the September 30, 2000, year-end balance. The difference is related to increased sales in the 2001 quarter over the 2000 quarter and changes in shipping patterns.

Inventory increased to $58,264,000 from $47,757,000 at September 30, 2000. Because the Company's business is seasonal, the inventory should be compared to the inventory of $49,178,000 at March 31, 2000, rather than the September 30, 2000, year-end balance. The inventory increase is due primarily to the seasonal nature of the Company's business as the Company seeks to build inventory to support anticipated demand in the second half of fiscal 2001.

Event Subsequent To March 31, 2001

On April 30, 2001, the Company's Board of Directors authorized the Company to offer to purchase up to 700,000 shares of its Common Stock (including the associated Common Stock Purchase Rights) at a purchase price not in excess of $30.00 nor less than $26.00 per share. The tender offer commenced on May 4, 2001, and will expire on June 6, 2001, unless extended, in accordance with the terms and conditions set forth in the Offer to Purchase and related documents filed by the Company with the Securities and Exchange Commission on May 4, 2001, as part of Amendment No. 1 to a Schedule TO (Tender Offer).

Item 3:    Qualitative and Quantitative Disclosure About Market Risk

The Company does not believe it is exposed to market risks with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading or other purposes. The Company's investments consist primarily of U.S. Government securities with maturities of two years or less.





                        PART II. - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders.

At the 2001 Annual Meeting of the shareholders of the Company held on March 2, 2001, Rodney Faver, Frank Martucci, and Perry Mullen were reelected as directors of the Company, and the selection of Citrin Cooperman & Company, LLP as the Company's independent certified public accountants for the fiscal year ending September 30, 2001, was ratified. The names of the Company's other directors who continued in office after the 2001 Annual Meeting are: Stephen J. Donohue, Jerald Kamiel, Richard A. Lichtenstein, Seymour Lichtenstein, Marvin S. Robinson, and William J. Wilson. The tabulation of the votes is as follows:

                                Votes For      Votes Withheld
                              -------------    --------------
Rodney Faver                      4,668,260            15,724

Frank Martucci                    4,471,094           212,890

Perry Mullen                      4,676,583             7,401


                                Votes For      Votes Against      Abstain
                              -------------    --------------  -----------
Ratification of Accountants       4,682,728              402           854


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              None.

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended March 31, 2001.








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


DATE: May 11, 2001



12