Form 10-Q
period 2001-06-30
GARAN INC
filed 2001-08-14
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                                Form 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2001      Commission File No 1-4506


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

Class                                   Outstanding June 30, 2001

Common Stock (no par value)             4,489,087 shares

                      GARAN, INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX

PART I.  FINANCIAL INFORMATION                                  Page #

Item 1.   Consolidated Statements of Earnings
          Three Months Ended June 30, 2001 and 2000                3

          Consolidated Statements of Earnings
          Nine Months Ended June 30, 2001 and 2000                 4

          Consolidated Balance Sheets
          June 30, 2001 and September 30, 2000                     5

          Consolidated Statements of Cash Flows
          Nine Months ended June 30, 2001 and 2000                 6

          Notes to Consolidated Financial Statements               7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations           8

Item 3.   Qualitative and Quantitative Disclosure about
           Market Risk                                            10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                        11

Signatures                                                        12

EXHIBITS

    3.1 By-laws of the Company Amended and Restated as of August 13, 2001.
    10.1 Employment and Consulting Agreement between the Company and Seymour Lichtenstein amended and restated as of May 1, 2001.
    10.2 Employment Agreement between the Company and Jerald Kamiel amended and restated as of May 1, 2001.
    10.3  Employment Agreement between the Company and William
          J. Wilson amended and restated as of May 1, 2001.
    10.4 Employment Agreement between the Company and Rodney Faver amended and restated as of May 1, 2001.

                       PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED
                                                6/30/01        6/30/00
                                             -----------     -----------
Net sales                                    $55,176,000     $47,941,000

Cost of sales                                 39,259,000      35,900,000
                                             -----------     -----------
   Gross margin on sales                      15,917,000      12,041,000

Selling and administrative expenses            8,206,000       7,258,000

Interest on capitalized leases                    19,000          29,000

Interest income                                 (539,000)       (519,000)
                                             -----------     -----------
    Earnings before provision
        for income taxes                       8,231,000       5,273,000

Provision for income taxes                     3,375,000       2,188,000
                                              -----------     -----------
Net earnings                                 $ 4,856,000     $ 3,085,000
                                             ===========     ===========

Earnings per share data (see Note 2):

  Earnings per share - Basic                $       1.00   $        0.60
                     - Diluted              $        .98   $        0.60

  Average common shares outstanding - Basic    5,015,000       5,264,000
                                    - Diluted  5,051,000       5,280,000

Dividends paid per share                    $       0.25    $       0.25

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                  NINE MONTHS ENDED
                                                6/30/01        6/30/00
                                             -----------     -----------
Net sales                                   $166,914,000    $155,954,000

Cost of sales                                121,028,000     119,108,000
                                             -----------     -----------
   Gross margin on sales                      45,886,000      36,846,000

Selling and administrative expenses           22,986,000      21,228,000

Interest on capitalized leases                    69,000          75,000

Interest income                               (1,697,000)     (1,902,000)
                                             -----------     -----------
    Earnings before provision
        for income taxes                      24,528,000      17,445,000

Provision for income taxes                    10,057,000       7,239,000
                                             -----------     -----------
Net earnings                                 $14,471,000     $10,206,000
                                             ===========     ===========

Earnings per share data (see Note 2):

   Earnings per share - Basic                $      2.89     $      1.94
                      - Diluted              $      2.86     $      1.93

   Average common shares outstanding- Basic    5,015,000       5,264,000
                                    - Diluted  5,051,000       5,280,000

Dividends paid per share                     $      1.55     $      1.55

                     GARAN, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                               06/30/01         9/30/00
ASSETS                                      -------------    ------------
Current Assets:
   Cash and cash equivalents                $   9,134,000    $ 14,580,000
   U.S. Government securities - short-term                      6,436,000
   Accounts receivable, less estimated
     uncollectibles of $493,000 at
     6/30/01 and $512,000 at 9/30/00           42,796,000      53,732,000
   Inventories                                 66,115,000      47,757,000
   Other current assets                         6,188,000       6,475,000
                                              -----------     -----------
   Total current assets                       124,233,000     128,980,000

U.S. Government Securities - Long-term          3,548,000       7,695,000
Property, plant and equipment, less
  accumulated depreciation and amortization    17,022,000      18,878,000
Other assets                                    8,234,000       8,039,000
                                             ------------    ------------
   TOTAL ASSETS                             $ 153,037,000   $ 163,592,000
                                            =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $  11,483,000   $  10,417,000
   Accrued liabilities                         17,763,000      21,263,000
   Federal and state income taxes payable       4,367,000       4,369,000
   Current portion of capitalized leases          220,000         240,000
                                             ------------    ------------
   Total current liabilities                   33,833,000      36,289,000
                                             ------------    ------------
Capitalized lease obligations, net of
 current portion                                1,910,000       1,910,000
                                             ------------    ------------
Deferred income taxes                           1,802,000       1,903,000
                                             ------------    ------------
Shareholders' Equity:
 Preferred stock ($10 par value) 500,000
     shares authorized; none issued
 Common stock (no par value) 15,000,000
     shares authorized; issued 4,489,087
     at 6/30/01 and 5,072,337 at 9/30/00        2,245,000       2,536,000
  Additional paid-in-capital                    5,779,000       6,327,000
  Unamortized value of restricted stock                        (3,073,000)
  Retained earnings                           107,468,000     117,700,000
                                             ------------    ------------
    Total shareholders' equity                115,492,000     123,490,000
                                             ------------    ------------
    TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                 $ 153,037,000   $ 163,592,000
                                            =============   =============

                    GARAN, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                   NINE MONTHS ENDED
                                                6/30/01          6/30/00
Cash Flows From Operating Activities:       -------------    ------------
  Net earnings                              $  14,471,000   $  10,206,000
 Adjustments to reconcile to net cash
  provided by operating activities:
    Deferred compensation                       3,073,000         639,000
    Depreciation and amortization               5,252,000       3,678,000
    Deferred income taxes                        (101,000)       (160,000)
    Changes in assets and liabilities:
    U.S. Government securities - Short-term     6,436,000               0
    Accounts receivable                        10,936,000      20,390,000
    Inventories                               (18,358,000)    (28,534,000)
    Other current assets                          287,000        (251,000)
    Accounts payable                            1,066,000       1,932,000
    Accrued liabilities                        (3,500,000)     (1,625,000)
    Income taxes payable                           (2,000)     (4,475,000)
    Other assets                                 (195,000)     (1,052,000)
Net Cash Provided by Operating               ------------    ------------
  Activities                                   19,365,000         748,000
                                             ------------    ------------
Cash Flows From Investing Activities:
  Sale of U.S. Government securities -
    Long-term                                   7,710,000      17,926,000
  Purchase of U.S. Government securities -
    Long-term                                  (3,563,000)    (13,129,000)
  Additions to property, plant, and Equipment  (3,396,000)     (3,478,000)
                                             ------------    ------------
  Net Cash provided by Investing Activities       751,000       1,319,000
                                             ------------    ------------
Cash Flows From Financing Activities:
  Stock Repurchase                            (17,887,000)     (5,344,000)
  Payment of dividends                         (7,876,000)     (8,185,000)
  Repayment of capitalized lease obligations      (20,000)        (20,000)
  Proceeds from exercised stock options           221,000         274,000
                                             ------------    ------------
  Net Cash used for Financing Activities      (25,562,000)    (13,275,000)
                                             ------------    ------------
Net decrease in Cash and Cash Equivalents      (5,446,000)    (11,208,000)

Cash and Cash Equivalents At Beginning
  of Period                                    14,580,000      12,952,000
                                             ------------    ------------
Cash and Cash Equivalents At End of Period  $   9,134,000   $   1,744,000
                                             ============    ============
Supplemental cash flow Disclosures
  Cash Paid During The Period For:
    Interest                                $      69,000   $      75,000
    Income taxes                                9,745,000      11,660,000
                                             ============    ============

                     GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2001
                                (UNAUDITED)
1. In the opinion of management, all adjustments necessary for a fair statement of the results of operations have been reflected.

2. Basic and diluted earnings per share for the nine month periods ended June 30, 2001, and 2000 are calculated on the basis of the weighted average number of common shares outstanding during such nine month periods in accordance with the provisions of the Statements of Financial Accounting Standards No. 128 as follows:

                      2001                               2000
          ------------------------------   -------------------------------
            Income     Shares  Per Share      Income     Shares  Per Share
Basic EPS $14,471,000 5,015,000   $ 2.89   $10,206,000  5,264,000    $1.94
                               =========                         =========
Effect of
dilutive options         36,000                            16,000

          ---------------------            ----------------------
          $14,471,000 5,051,000   $ 2.86   $10,206,000  5,280,000    $1.93
          ==============================   ===============================

Basic and diluted earnings per share for the three month periods ended June 30, 2001, and 2000 are based on earnings per share for the nine month periods ended June 30, 2001, and 2000 less earnings per share for the six months ended March 31, 2001, and March 31, 2000, respectively. The weighted average number of common shares outstanding for the quarters ended June 30, 2001, and 2000 were 4,885,000 and 5,154,000 respectively.

The difference in the weighted average number of common shares outstanding between the three and nine-month periods ended June 30, 2001, was due to the effect of the 596,250 share stock repurchase in June, 2001, and the difference in the weighted average number of common shares outstanding between the three and nine-month periods ended June 30, 2000, was due to the effect of a 250,000 share stock repurchase in April, 2000.

3.  Inventories consist of the following:
                                               06/30/01        09/30/00
                                            -----------      -----------
Raw Materials                               $ 7,881,000      $ 8,338,000
Work in Process                               9,772,000        8,817,000
Finished Goods                               48,462,000       30,602,000
                                            -----------      -----------
                                            $66,115,000      $47,757,000
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

Results of Operations -- Three and Nine-Month Periods Ended June 30, 2001, and June 30, 2000:

Net Sales

Net sales for the three-month period ended June 30, 2001, were $55,176,000 compared to $47,941,000 for the same period last year. Net sales for the first nine months of fiscal 2001 were $166,914,000 compared to $155,954,000 for the same period last year. Net earnings for the three-month period were $4,856,000, or $1.00 per share, compared to $3,085,000, or $0.60 per share, for the prior year. Net earnings for the nine-month period were $14,471,000, or $2.89 per share, compared to $10,206,000, or $1.94 per share, for the prior year. The sales increase for the three and nine-month periods was a result of increased units shipped primarily in the Company's Childrenswear Division.

Gross Margin

Gross margin for the three months ended June 30, 2001, was $15,917,000, or 28.8% of net sales, compared to $12,041,000, or 25.1% of net sales, for the comparable period in fiscal 2000. Gross margin for the nine months ended June 30, 2001, was $45,886,000, or 27.5% of net sales, compared to $36,846,000, or 23.6% of net sales, for the comparable period last year. The gross margin increase in both periods was due to various factors including (a) duty savings as a result of lower effective duty rates on a portion of the Company's Caribbean Basin production, (b) lower costs of production as a result of shifting more production offshore, (c) lower costs associated with improved manufacturing efficiencies, and (d) product mix changes. The Company is a beneficiary of the Trade and Development Act of 2000 wherein a portion of its garments produced in the Caribbean Basin are imported free of duty subject to annual quotas.

Selling and administrative expenses for the three months ended June 30, 2001, were $8,206,000, or 14.9% of net sales, as compared to $7,258,000, or
15.1% of net sales, for the comparable period last year. Selling and administrative expenses for the nine months ended June 30, 2001, were $22,986,000, or 13.8% of net sales, as compared to $21,228,000, or 13.6% of net sales, for the comparable period last year. The increase in selling and administrative expenses was related to the increase in net sales, the amortization of the compensation expense relating to the shares issued pursuant to the Restricted Stock Plan which vested in the third quarter, and the continued upgrade of computer systems.

Interest income for the three months ended June 30, 2001, increased to $539,000 from $519,000 for the comparable period last year. Interest income for the nine months ended June 30, 2001, was $1,697,000 as compared to $1,902,000 for the comparable period last year. Interest income fluctuates with changes in rates of return and the Company's level of investment.

Financial Position, Capital Resources, and Liquidity - June 30, 2001, and June 30, 2000:

On April 30, 2001, the Company's Board of Directors authorized an offer to purchase up to 700,000 shares of Common Stock (including the associated Common Stock Purchase Rights) at a purchase price not in excess of $30 nor less than $26 per share. The tender offer commenced on May 4, 2001, and expired on June 6, 2001, and a total of 596,250 shares of Company Common Stock were tendered to and purchased by the Company. The purchase price was $30 per share, and the total purchase price of $17,887,500 was paid by the Company on June 11, 2001.

On April 26, 2001, the Company ended the restriction period and fully vested the shares of Company Common Stock issued in May, 1999, pursuant to the 1999 Restricted Stock Plan.

At June 30, 2001, working capital was $90,400,000, a decrease of $2,291,000 from working capital at September 30, 2000, of $92,691,000. The decrease reflects seasonal changes less the cash expended for the share repurchase referred to above offset by the Company's net income for the period. The effect of the repurchase on shareholders' equity, which declined to $115,492,000 at June 30, 2001, from $123,490,000 at September 30, 2000, was offset somewhat by amortization of the remaining unamortized value of the restricted stock which vested on April 26, 2001. Book value per share increased to $25.73 at June 30, 2001, from $24.34 at September 30, 2000.

Accounts receivable were $42,796,000 at June 30, 2001, a decrease of $10,936,000 over the balance at September 30, 2000. Because the Company's business is seasonal, the receivable balance should be compared to the balance of $38,991,000 at June 30, 2000, rather than the September 30, 2000, year-end balance. The increase related to the increased sales volume.

Inventory increased to $66,115,000 from $47,757,000 at September 30, 2000. Because the Company's business is seasonal, the inventory should be compared to the inventory of $65,867,000 at June 30, 2000, rather than the September 30, 2000, year-end balance. The Company generally builds its inventory levels during its third fiscal quarter in order to support anticipated demand in the last quarter of its fiscal year.


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

                        PART II. - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders.

          None.

ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

          3.1 By-laws of the Company Amended and Restated as of August 13, 2001.
          10.1 Employment and Consulting Agreement between the Company and Seymour Lichtenstein amended and restated as of May 1, 2001.
          10.2  Employment Agreement between the Company and Jerald
                Kamiel amended and restated as of May 1, 2001.
          10.3  Employment Agreement between the Company and William
                J. Wilson amended and restated as of May 1, 2001.
          10.4 Employment Agreement between the Company and Rodney Faver amended and restated as of May 1, 2001.

          b.  Reports on Form 8-K

          No reports have been filed on Form 8-K during the quarter ended June 30, 2001.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GARAN, INCORPORATED

                                  BY: /S/ Seymour Lichtenstein
                                     Seymour Lichtenstein
                                     Principal Executive Officer

                                  BY: /S/ William J. Wilson
                                     William J. Wilson
                                     Principal Financial Officer


DATE: August 13, 2001