Form 10-K
period 2001-09-30
GARAN INC
filed 2001-12-21
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

          [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Company on December 17, 2001, was approximately $134,500,000.

At December 17, 2001, 4,508,787 shares of the Company's Common Stock, no par value, were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III of this Report specified portions of its definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2002 Annual Meeting of Shareholders ("2002 Proxy Statement").

                                     PART I
Item 1. Business.

(a) General development of business.

(a)(1) Garan, Incorporated (Company) was incorporated on December 4, 1957. During the fiscal year ended September 30, 2001, there were no material changes or developments in the business done by the Company or its subsidiaries or in the manner in which it conducted its business during the prior five fiscal years.

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

(c)(i) The Company is engaged in the design, manufacture, and sale of apparel for men, women, and children, including boys, girls, toddlers, and infants. The percentage of the Company's net sales in each of the foregoing categories in the last three fiscal years is as follows:


                                       Percentage of Net Sales
                                      (years ended September 30)

                                      2001       2000      1999
                                      -------------------------
Men's apparel                           6          7         6
Women's apparel                        12         12        18
Children's apparel                     82         81        76




The Company produces apparel sold primarily to mass merchandisers, major national chain stores, department stores, and specialty stores. Sales are made primarily by the Company's salaried sales staff.

(c)(ii) Not applicable.

(c)(iii) Raw materials essential to the Company are available from various alternate sources of supply.

(c)(iv) The Company distributes children's apparel bearing the private labels of its customers as well as various of its own trademarks including, principally, GARANIMALS, and to a lesser extent, GARAN. Sales of apparel bearing the Company's own trademarks accounted for approximately 44%, 44%, and 43% of the Company's net sales in fiscal 2001, 2000, and 1999, respectively.

The Company also distributes apparel under various trademarks licensed from third parties. Since 1975, the Company has been a non-exclusive licensee of professional sports leagues and teams for activewear, including T-shirts, knit shirts, sweatshirts, and sweatpants for boys, and since 1990, the Company has been a non-exclusive licensee of various colleges and universities for sweatshirts and knit shirts for boys and men. Sales of all such licensed apparel by the Company accounted for approximately 3%, 3%, and 3% of the Company's net sales in fiscal 2001, 2000, and 1999, respectively. Substantially, all of the foregoing licenses have expired and have not been renewed by the Company, and the Company is in the process of selling off its remaining inventory of such licensed articles.

Since 1986, the Company has been the exclusive licensee of the trademark BOBBIE BROOKS for girls' and women's apparel pursuant to an agreement which has been extended through 2002, and sales of apparel by the Company bearing the BOBBIE BROOKS trademark accounted for approximately 12%, 12%, and 18% of the Company's net sales in fiscal 2001, 2000, and 1999, respectively.

The terms of license agreements referred to in the preceding two paragraphs range from 1% to 12% of net sales. Each license agreement has a minimum royalty commitment, and certain license agreements impose an advertising commitment.

The Company also licenses its GARANIMALS trademark and sublicenses the BOBBIE BROOKS trademark to non-affiliates. The combined revenues from these licenses and sublicenses accounted for less than 1% of the Company's gross profit in each of the last three years.

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

(c)(vi) Not applicable.

(c)(vii) Wal-Mart Stores, Inc. ("Wal-Mart") accounted for 87%, 87%, and 89% of the Company's net sales during fiscal 2001, 2000, and 1999, respectively. During the same periods, J.C. Penney Company, Inc. ("J.C. Penney") accounted for 9%, 9%, and 7% of the Company's net sales. The Company has had business relationships with Wal-Mart and J.C. Penney for more than the past 20 years. While the Company's sales to Wal-Mart have continued to increase in dollar volume over the last several years, generally these sales are on a seasonal or multi-seasonal basis, meaning that there can be no assurance that, or the extent to which, Wal-Mart will continue to do business with the Company at any particular volume. If, for some reason, there should be a substantial reduction in the amount of business from this customer, the effect would be significant. However, as evidenced by the growth in volume of sales, management believes that the working relationship with Wal-Mart is very good and sees no reason for any significant change in that relationship.

(c)(viii) The Company plans its production based upon retailer commitments for seasonal programs permitting the Company to maintain production levels relatively constant throughout the year. In view of the Company's reliance on such commitments and emphasis on replenishment programs and EDI order placement, purchase orders are not significant to an understanding of the Company's business.

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

(c)(xii) The Company's compliance with Federal, state, and local environmental laws and regulations had no material effect upon its capital expenditures, earnings, or competitive position during the fiscal year ended September 30, 2001. The Company does not anticipate any material capital expenditures for environmental control in either its present or succeeding fiscal years.

(c)(xiii) The Company employed approximately 5,100 persons at September 30, 2001, 1,800 of whom were located in the United States and 3,300 of whom were located in Central America.

(d) Financial information about foreign and domestic operations and export sales.

The Company has operated a manufacturing facility in Costa Rica since 1984, manufacturing facilities in El Salvador since 1995, and manufacturing facilities in Honduras since 1998. As of September 30, 2001, 2000, and 1999, the Company had $6,664,000, $6,500,000, and $5,795,000, respectively, in aggregate fixed assets located in Central America. While the Company knows of no risks associated with its Central American operations, political instability or other events could disrupt the Company's operations and its ability to transport goods to and from the region, which would cause the Company to seek alternative manufacturing facilities and/or contractors for production. The Company was not otherwise engaged in business within any foreign country during the fiscal year ended September 30, 2001.

During fiscal 2001, 2000, and 1999, export sales by the Company amounted to less than 1% of total sales and are not considered to be significant to an understanding of the Company's business.

                                RISK FACTORS

This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), that involve certain risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth below as well as in this Report generally, including the documents incorporated by reference herein. Without limiting the foregoing, the words believes, anticipates, plans, expects, and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those appearing elsewhere in this Report and in the documents incorporated by reference herein. These forward-looking statements are made as of the date of this Report and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business before purchasing the Company's Common Stock.

No Assurance of Profitability. Although the Company has been profitable for a substantial number of years, there can be no assurance that the Company will be profitable in any future period. Future operating results will depend on many factors, including conditions in the apparel industry generally, market acceptance of the Company's products, competition, and the other factors set forth in these Risk Factors.

Dependence on Relationship with Wal-Mart. During the Company's fiscal years ended September 30, 2001, 2000, and 1999, sales to Wal-Mart were approximately $224 million, $206 million, and $204 million, respectively, and accounted for 87%, 87%, and 89%, respectively, of the Company's net sales. While sales to Wal-Mart have continued to increase in the last several years, generally these sales are on a seasonal or multi-seasonal basis, meaning that there can be no assurance that, or the extent to which, Wal-Mart will continue to do business with the Company at any particular volume. If for any reason there were a substantial reduction in the amount of the Company's business with Wal-Mart, the effect upon the Company's business, operating results, and financial condition would be significant.

Competition. The apparel business in the United States is highly competitive, and no single enterprise sells more than a small portion of the total apparel sold in the United States. The Company competes with numerous domestic and foreign entities, and it is possible that one or more of such competitors could win orders sought by the Company. In addition, the Company's customers are increasingly sourcing and importing apparel products for their own account and could do so in lieu of ordering such items from the Company. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition or customer direct sourcing and importing will not have a material adverse effect on the Company's business, operating results, and financial condition.

Attracting and Retaining Key Employees. The Company believes that its future success will depend in significant part on its ability to attract and retain highly skilled management and production personnel, particularly for its Central American facilities, and sales personnel. Competition for such personnel is intense, and the failure to obtain or loss of one or more of the Company's key personnel could have a material adverse impact on the Company's business, operating results, and financial condition.

Central American Operations. An increasing proportion of the Company's production takes place in Central America, and as of September 30, 2001, approximately 3,300 of the Company's 5,100 employees were located there. While the Company knows of no current risks associated with its Central American operations, political instability or other events of a local nature could disrupt the Company's operations and its ability to transport goods to and from the region, and such disruption could have a material adverse impact on the Company's business, operating results, and financial condition. There is no assurance that if a disruption occurred the Company could replace its manufacturing capacity and/or find other manufacturing resources.

Availability of Raw Materials. Raw materials, such as fabric, thread, trimmings, and the like, are essential to the Company's business. While raw materials are available to the Company from various sources of supply, any disruption in the Company's ability to obtain raw materials of usable quality in sufficient quantities could have a material adverse impact on the Company's business, operating results, and financial condition.

Antitakeover Effects of the Company's Rights Plan, Charter, and By-laws. On April 21, 1993, the Company adopted an Amended and Restated Rights Agreement ("Rights Plan") which plan was amended on October 1, 2001, pursuant to which shareholders were granted one right for each share of Common Stock held by them. In the event 20% or more of the Company's stock is acquired by any one person (other than as a result of a merger or other business combination the Board of Directors determines was not effected for the purpose of acquiring Company stock), other shareholders have the right with respect to each share of Common Stock held by them to purchase for a purchase price of $90 such number of shares of Common Stock as has a market value equal to twice that amount. The Rights Plan expires on May 16, 2003. In addition, the Company's Board of Directors has the authority to issue up to 500,000 shares of Preferred Stock and to determine the price, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Common Stock pursuant to the Rights Plan or the issuance of Preferred Stock may have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, pursuant to the Company's By-laws, each director is elected for a term of three years and the terms are staggered so that only one-third of the directors are elected each year. These provisions could have the effect of delaying any change in the constitution of the Board of Directors of the Company as a result of a third-party acquiring a majority of the outstanding voting stock of the Company. The Rights Plan and the Charter and By-law provisions referred to in this paragraph may have the effect of discouraging, delaying, or preventing a merger, tender offer, or proxy contest involving the Company, which could adversely affect the market price of the Company's Common Stock.

Item 2.    Properties

The Company's corporate offices consist of approximately 38,500 square feet of space leased by the Company in New York, New York and approximately 30,000 square feet of space leased by the Company in Starkville, Mississippi.

The Company's warehouse and distribution facilities consist of approximately 710,000 square feet of space either owned or leased by the Company at 6 locations in Louisiana, Mississippi, and Tennessee.

The Company has manufacturing facilities in approximately a) 433,000 square feet of space either owned or leased by the Company at 6 locations in Louisiana, Mississippi, and Arkansas, b) 33,000 square feet of space owned by the Company at a single location in Costa Rica, c) 275,000 square feet of space leased by the Company at 8 locations in El Salvador, and d) 214,000 square feet of space leased by the Company at 3 locations in Honduras.

Other than the lease for the Company's executive offices in New York, New York which expires in 2011, all of the Company's United States facilities not owned by the Company are leased pursuant to agreements which include extended renewal options at nominal rent and options to purchase for nominal consideration after related industrial development bond indebtedness has been satisfied. The lease agreements for the Company's facilities in El Salvador and Honduras have remaining terms of up to five years and do not include renewal options or include limited renewal options. The Company believes it will be able either to extend the term of these agreements as they expire or locate alternate facilities.

The Company believes that its facilities are suitable and adequate for its foreseeable needs and that except where the Company has determined that it no longer needed certain capacity and has written down the carrying value of that facility to its net realizable value, each was fully utilized during 2001.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.



                                  PART II

Item 5. Market for Company's Common Equity and Related
Stockholder Matters.

(a), (b), and (c) Market information, Holders, and Dividends.

The Company's common stock is listed and traded on the American Stock Exchange under the symbol GAN. The high and low sales prices during each quarterly period for fiscal years 2001 and 2000 are set forth in the table below:


                                             Sales Price of Common Stock
                                          ---------------------------------
                                              2001                 2000
                                              ----                 ----
Quarters                                  High      Low        High      Low
--------                                  ----      ---        ----      ---

First . . . . . . . . . . . . . . . .    $22.64   $18.34      $33.00   $28.63

Second. . . . . . . . . . . . . . . .     25.37    22.25       29.25    23.63

Third . . . . . . . . . . . . . . . .     32.95    23.81       25.13    20.50

Fourth. . . . . . . . . . . . . . . .     37.17    29.87       24.13    21.25




Dividends paid during the last two fiscal years were as follows:


                                         Dividends Paid per Share
Quarters                                      2001        2000
--------                                      ----        ----

First   -Regular  . . . . . . . . . .        $ .25        $ .25
        -Special  . . . . . . . . . .          .80          .80
Second  -Regular  . . . . . . . . . .          .25          .25
Third   -Regular  . . . . . . . . . .          .25          .25
Fourth  -Regular  . . . . . . . . . .          .25          .25
                                            ------        -----

        Total . . . . . . . . . . . .       $ 1.80        $1.80
                                            ======        =====




As at December 17, 2001, there were 322 shareholders of record including Cede & Company in its capacity as nominee for the Depository Trust Company.

FIVE-YEAR REVIEW

                                             2001          2000           1999           1998           1997
---------------------------------------------------------------------------------------------------------------
NET SALES                              $257,157,000   $236,165,000   $228,845,000   $194,197,000   $153,250,000

COST OF SALES                           188,480,000    179,515,000    170,981,000    148,382,000    116,833,000
---------------------------------------------------------------------------------------------------------------

GROSS MARGIN ON SALES                    68,677,000     56,650,000     57,864,000     45,815,000     36,417,000

SELLING AND ADMINISTRATIVE EXPENSES      32,123,000     29,668,000     29,318,000     25,126,000     22,915,000

INTEREST ON CAPITALIZED LEASES               86,000        103,000         89,000        111,000        119,000

INTEREST INCOME                          (1,884,000)    (2,225,000)    (2,513,000)    (2,960,000)    (2,773,000)
---------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE PROVISION FOR INCOME
 TAXES                                   38,352,000     29,104,000     30,970,000     23,538,000     16,156,000

PROVISION FOR INCOME TAXES               15,725,000     12,078,000     12,630,000      9,501,000      6,441,000
---------------------------------------------------------------------------------------------------------------

NET EARNINGS                            $22,627,000    $17,026,000    $18,340,000    $14,037,000     $9,715,000
---------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE--BASIC                     $4.63          $3.26          $3.52          $2.75          $1.92

                  --DILUTED                   $4.60          $3.25          $3.49          $2.73          $1.92

AVERAGE SHARES OUTSTANDING--BASIC         4,884,000      5,216,000      5,210,000      5,109,000      5,070,000

                          --DILUTED       4,918,000      5,238,000      5,257,000      5,150,000      5,070,000

DIVIDENDS PAID PER SHARE                      $1.80          $1.80          $1.65          $1.20          $1.00
---------------------------------------------------------------------------------------------------------------

CURRENT ASSETS                         $141,870,000   $128,980,000   $116,372,000   $112,116,000    $94,014,000

CURRENT LIABILITIES                      42,347,000     36,289,000     38,970,000     31,267,000     25,607,000
---------------------------------------------------------------------------------------------------------------

WORKING CAPITAL                          99,523,000     92,691,000     77,402,000     80,849,000     68,407,000

WORKING CAPITAL RATIO                          3.35           3.55           2.99           3.59           3.67
---------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                           $168,033,000   $163,592,000   $163,692,000   $146,173,000   $132,386,000
---------------------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                    $1,710,000     $1,910,000     $2,150,000     $2,170,000     $2,807,000
---------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY                   $122,564,000   $123,490,000   $120,127,000   $109,707,000   $100,786,000

COMMON STOCK ISSUED AND OUTSTANDING       4,491,387      5,072,337      5,305,737      5,128,719      5,069,892
---------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve certain risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth below in this Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading Risk Factors previously in this Report, as well as in this Report generally, including the documents incorporated by reference herein. Without limiting the foregoing, the words believes, anticipates, plans, expects, and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those appearing in this Report and in the documents incorporated by reference herein. These forward-looking statements are made as of the date of this Report, and the Company assumes no obligations to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

RESULTS OF OPERATIONS, 2001, 2000, AND 1999 FISCAL YEARS

Net Sales

Net sales increased by $20,992,000, or 8.9%, to $257,157,000 in fiscal 2001 from fiscal 2000 net sales of $236,165,000. Fiscal 2000 net sales increased $7,320,000, or 3.2%, from fiscal 1999 net sales of $228,845,000. The increases in net sales in 2001 from 2000 and in 2000 from 1999 were principally in the Company's Childrenswear Division.

Gross Margin

Gross margin in fiscal 2001 was $68,677,000, or 26.7% of net sales, as compared to $56,650,000, or 24.0% of net sales, in fiscal 2000. The increase in gross margin was due to various factors including a) duty savings resulting from lower effective duty rates on a portion of the Company's Caribbean Basin production, b) lower costs of production as a result of shifting more production to the Caribbean Basin, c) lower costs associated with improved manufacturing efficiencies, and d) changes in customer programs (product mix). The Company is a beneficiary of the Trade and Development Act of 2000 pursuant to which a portion of its garments produced in the Caribbean Basin are imported free of duty subject to annual quotas.

Gross margin in fiscal 2000 was $56,650,000, or 24.0% of net sales, as compared to $57,864,000, or 25.3% of net sales, in fiscal 1999. The decrease in gross margin was due principally to product mix changes.

Selling and Administrative Expenses; Interest Income

Selling and administrative expenses in fiscal 2001 were $32,123,000, or 12.5% of net sales, as compared to $29,668,000, or 12.6% of net sales, in fiscal 2000. The decrease in selling and administrative expenses as a percentage of net sales resulted from the increase in net sales offset in part by amortization of the balance of the compensation expense relating to the shares issued pursuant to the 1999 Restricted Stock Plan, all of which vested in fiscal 2001.

Selling and administrative expenses in fiscal 2000 were $29,668,000, or 12.6% of net sales, as compared to $29,318,000, or 12.8% of net sales, in fiscal 1999. The increase in absolute dollars was due primarily to increased activity relating to the continued expansion of manufacturing facilities in the Caribbean Basin and a domestic distribution facility to support the offshore expansion and was partially offset by decreased advertising expenses.

Interest income in fiscal 2001 decreased to $1,884,000 from $2,225,000 in fiscal 2000 and $2,513,000 in fiscal 1999. The decrease in interest income has been due to declines in interest rates and in the level of investments principally due to the use of funds for the share repurchase referred to below.

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

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

At September 30, 2001, working capital was $99,523,000, an increase of $6,832,000 from September 30, 2000, working capital of $92,691,000. The major changes in the components of working capital were a) the increase in cash and cash equivalents, which reflects the Company's net income for the year and its decision to reduce its investments in long-term securities reduced by the cash expended in the share repurchase referred to above and b) the increased income taxes payable as a result of the increased net income.

Cash used for investing activities totaled $616,000 in 2001 compared to cash provided by investing activities of $2,578,000 in 2000. Capital expenditures were $4,811,000 in 2001 compared with $8,726,000 in 2000.

Cash used for financing activities totaled $26,846,000 in 2001 compared to $14,535,000 in 2000. The Company's principal financing activities were the share repurchase referred to above and payment of dividends.

Shareholders' equity at September 30, 2001 was $122,564,000, or $27.29 book value per share, as compared to $123,490,000, or $24.34 book value per share, at September 30, 2000. The slight overall decrease in shareholders' equity reflects the cash expended on the share repurchase referred to above offset by the Company's net income and amortization of the remaining unamortized value of shares issued pursuant to the 1999 Restricted Stock Plan. The increase in book value per share was due to the decrease in the number of shares outstanding at September 30, 2001.

Management believes that the Company has sufficient working capital to finance its operations and projected growth. There were no short-term borrowings outstanding during fiscal years 2001, 2000, and 1999, and management does not anticipate the need for any such borrowings. If necessary, the Company has the ability to obtain funds from a number of sources to meet its seasonal or long-term requirements.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not believe it is exposed to market risks with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading or other purposes. The Company's long-term investments consist of United States Treasury Notes maturing in 2003.



CONSOLIDATED BALANCE SHEETS

                       ASSETS                                SEPTEMBER 30, 2001       SEPTEMBER 30, 2000
--------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                  $  33,881,000              $  14,580,000
  U.S. Government securities--short-term                                 0                  6,436,000
  Accounts receivable, less estimated uncollectibles of
  493,000 at 2001 and $512,000 at 2000                          59,301,000                 53,732,000
  Inventories                                                   41,596,000                 47,757,000
  Other current assets                                           7,092,000                  6,475,000
--------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                    141,870,000                128,980,000
--------------------------------------------------------------------------------------------------------
U.S. GOVERNMENT SECURITIES--LONG-TERM                            3,500,000                  7,695,000
PROPERTY, PLANT AND EQUIPMENT, NET                              16,109,000                 18,878,000
OTHER ASSETS                                                     6,554,000                  8,039,000
--------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                          $ 168,033,000               $163,592,000
--------------------------------------------------------------------------------------------------------
            LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                           $  11,609,000                $10,417,000
  Accrued liabilities                                           20,573,000                 21,263,000
  Income taxes payable                                           9,945,000                  4,369,000
  Current portion of capitalized lease obligations                 220,000                    240,000
--------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                42,347,000                 36,289,000
--------------------------------------------------------------------------------------------------------
CAPITALIZED LEASE OBLIGATIONS, NET OF CURRENT PORTION            1,710,000                  1,910,000
--------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                            1,412,000                  1,903,000
--------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
  Preferred stock ($10 par value), 500,000 shares
    authorized; none issued
  Common stock (no par value), 15,000,000 shares authorized;
    shares issued: 4,491,387 at 2001 and 5,072,337 at 2000       2,246,000                  2,536,000
  Additional paid-in capital                                     5,817,000                  6,327,000
  Unamortized value of restricted stock                                  0                 (3,073,000)
  Retained earnings                                            114,501,000                117,700,000
--------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                              122,564,000                123,490,000
--------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $168,033,000               $163,592,000
--------------------------------------------------------------------------------------------------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF EARNINGS

                                                                      YEARS ENDED SEPTEMBER 30,
                                                        ------------------------------------------------------
                                                            2001                 2000                 1999
--------------------------------------------------------------------------------------------------------------
NET SALES                                              $257,157,000          $236,165,000         $228,845,000
  Cost of sales                                         188,480,000           179,515,000          170,981,000
--------------------------------------------------------------------------------------------------------------
  Gross margin on sales                                  68,677,000            56,650,000           57,864,000
  Selling and administrative expenses                    32,123,000            29,668,000           29,318,000
  Interest on capitalized leases                             86,000               103,000               89,000
  Interest income                                        (1,884,000)           (2,225,000)          (2,513,000)
--------------------------------------------------------------------------------------------------------------
  Earnings before provision for income taxes             38,352,000            29,104,000           30,970,000
  Provision for income taxes                             15,725,000            12,078,000           12,630,000
--------------------------------------------------------------------------------------------------------------
NET EARNINGS                                            $22,627,000           $17,026,000          $18,340,000
--------------------------------------------------------------------------------------------------------------
  Earnings per share--Basic                                   $4.63                 $3.26                $3.52
                    --Diluted                                 $4.60                 $3.25                $3.49
  Average shares outstanding--Basic                       4,884,000             5,216,000            5,210,000
                            --Diluted                     4,918,000             5,238,000            5,257,000
--------------------------------------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  UNAMORTIZED
                                                   ADDITIONAL      VALUE OF
                                        COMMON       PAID-IN      RESTRICTED       RETAINED
YEARS ENDED 1999, 2000, AND 2001        STOCK        CAPITAL         STOCK         EARNINGS        TOTAL
------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998         $2,564,000    $6,792,000     $             $100,351,000   $109,707,000
------------------------------------------------------------------------------------------------------------
  Net earnings                                                                     18,340,000     18,340,000
  Issuance of restricted stock            80,000     4,200,000      (4,280,000)
  Amortization of restricted stock                                     355,000                       355,000
  Exercise of stock options                9,000       280,000                                       289,000
  Dividends paid--$1.65 per share                                                  (8,564,000)    (8,564,000)
------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999         $2,653,000   $11,272,000     $(3,925,000)  $110,127,000   $120,127,000
------------------------------------------------------------------------------------------------------------
  Net earnings                                                                     17,026,000     17,026,000
  Repurchase of stock                   (125,000)   (5,219,000)                                   (5,344,000)
  Amortization of restricted stock                                     852,000                       852,000
  Exercise of stock options                8,000       274,000                                       282,000
  Dividends paid--$1.80 per share                                                  (9,453,000)    (9,453,000)
------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000         $2,536,000    $6,327,000     $(3,073,000)  $117,700,000   $123,490,000
------------------------------------------------------------------------------------------------------------
  Net earnings                                                                     22,627,000     22,627,000
  Repurchase of stock                   (298,000)     (762,000)                   (16,827,000)   (17,887,000)
  Amortization of restricted stock                                   3,073,000                     3,073,000
  Exercise of stock options                8,000       252,000                                       260,000
  Dividends paid--$1.80 per share                                                  (8,999,000)    (8,999,000)
------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001         $2,246,000    $5,817,000     $         0   $114,501,000   $122,564,000
------------------------------------------------------------------------------------------------------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED SEPTEMBER 30,
                                                                -------------------------------------
                                                                 2001           2000           1999
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET EARNINGS                                              $22,627,000      $17,026,000    $18,340,000
  ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
    CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
    Deferred compensation                                     3,073,000          852,000        355,000
    Depreciation and amortization                             7,580,000        5,241,000      3,913,000
    Deferred income taxes                                       236,000           54,000     (2,114,000)
    Changes in assets and liabilities:
       U.S. Government securities--short-term                 6,436,000                       5,434,000
       Accounts receivable                                   (5,569,000)       5,649,000    (16,818,000)
       Inventories                                            6,161,000      (10,424,000)    (4,557,000)
       Other current assets                                  (1,320,000)        (390,000)      (171,000)
       Accounts payable                                       1,192,000          458,000      1,404,000
       Accrued liabilities                                     (690,000)      (1,232,000)     3,920,000
       Income taxes payable                                   5,552,000       (2,102,000)     2,453,000
       Other assets                                           1,485,000       (1,547,000)    (1,095,000)
-------------------------------------------------------------------------------------------------------
       NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES       46,763,000       13,585,000     11,064,000
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of U.S. Government securities--long-term               7,695,000       24,605,000     23,456,000
  Purchase of U.S. Government securities--long-term          (3,500,000)     (13,301,000)   (16,794,000)
  Additions to property, plant and equipment                 (4,811,000)      (8,726,000)    (5,961,000)
-------------------------------------------------------------------------------------------------------
       NET CASH FLOWS PROVIDED BY (USED FOR) INVESTING
       ACTIVITIES                                              (616,000)       2,578,000        701,000
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                                        (8,999,000)     (9,453,000)    (8,564,000)
  Repayment of capitalized lease obligations                    (220,000)        (20,000)      (137,000)
  Proceeds from exercise of stock options                        260,000         282,000        289,000
  Repurchase of stock                                        (17,887,000)     (5,344,000)
-------------------------------------------------------------------------------------------------------
       NET CASH FLOWS USED FOR FINANCING ACTIVITIES          (26,846,000)    (14,535,000)    (8,412,000)
-------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                         19,301,000       1,628,000      3,353,000
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                14,580,000      12,952,000      9,599,000
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $33,881,000     $14,580,000    $12,952,000
-------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
  CASH PAID DURING THE YEAR FOR:
    Interest                                                     $86,000        $103,000        $89,000
    Income taxes                                               9,929,000      13,565,000     12,404,000
-------------------------------------------------------------------------------------------------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

c. REVENUE RECOGNITION

Sales are recognized upon shipment of merchandise. The Company does not provide for allowances or return of goods except for cause. When an allowance or return occurs, it is accounted for as a reduction of sales. Sales allowances or returns are not significant in the operations of the Company.

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

g. EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period in accordance with the provisions of Statement of Financial Accounting Standards No. 128. Diluted earnings per share considers the effect of potential common shares such as stock options. The dilution for the years ended September 30, 2001 and 2000 is due to the net incremental effect of outstanding stock options of 34,000 and 22,000 shares, respectively.

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

NOTE 2--INVESTMENTS

Investments in the held-to-maturity category amounted to $3,500,000 at September 30, 2001 and consisted of U.S. Treasury Notes with contractual maturities as follows:


2003........................................................      $3,500,000
                                                                  ----------
                                                                  $3,500,000
                                                                  ==========

The estimated fair value of investments approximates the amortized cost, and, therefore, there are no unrealized gains or losses as at September 30, 2001.

NOTE 3--INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:

                                                                  2001                  2000
                                                                  ----                  ----
Raw materials..............................................   $6,627,000            $8,338,000
Work in process............................................    6,070,000             8,817,000
Finished goods..............................................  28,899,000            30,602,000
                                                             -----------           -----------
                                                             $41,596,000           $47,757,000
                                                             ===========           ===========


NOTE 4--PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                                                 2001                   2000
                                                                 ----                   ----
Capitalized leased manufacturing plants.................... $12,023,000              $12,023,000
Machinery and equipment....................................  29,366,000               25,393,000
Leasehold improvements.....................................   6,257,000                5,786,000
Transportation equipment....................................  4,008,000                3,883,000
                                                            -----------              -----------
                                                             51,654,000               47,085,000
Less accumulated depreciation and amortization...........    35,545,000               28,207,000
                                                             ----------              -----------
                                                            $16,109,000              $18,878,000
                                                            ===========              ===========


The net book value of the capitalized leased manufacturing plants was $2,331,000 at September 30, 2001, and $3,058,000 at September 30, 2000.

NOTE 5--CAPITALIZED LEASES

Substantially all of the Company's leases of manufacturing facilities in the United States have been capitalized. Future minimum lease payments of principal and interest under leases capitalized at September 30, 2001, are as follows:

2002........................................................         $262,000
2003........................................................          396,000
2004........................................................          232,000
2005........................................................          227,000
2006........................................................          222,000
Later years.................................................          785,000
                                                                  -----------
                                                                    2,124,000
Less interest--2.35% to 6.0%................................         (194,000)
                                                                  -----------
Total minimum lease payments................................        1,930,000
Less amounts due within one year............................         (220,000)
                                                                  -----------
                                                                   $1,710,000
                                                                  ===========



NOTE 6--INCOME TAXES

The difference between the total statutory Federal income tax and the actual income tax expense is accounted for as follows:

                                           2001                         2000                       1999
                                   ------------------------   ------------------------   ------------------------
                                                 Percent of                 Percent of                 Percent of
                                                   Pre-tax                   Pre-tax                    Pre-Tax
                                    Amount        Earnings       Amount     Earnings        Amount     Earnings
                                   -------------------------  ------------------------   ------------------------
Federal statutory tax expense....  $13,423,000       35.0%    $10,186,000      35.0%     $10,839,000      35.0%
State and local income tax
expense, net of Federal income
tax benefit and other............    2,302,000        6.0       1,892,000       6.5        1,791,000       5.8
                                    ----------       ----     -----------      ----      -----------      ----
Income tax expense...............  $15,725,000       41.0%    $12,078,000      41.5%     $12,630,000      40.8%
                                   ===========       ====     ===========      ====      ===========      ====

Income tax expense consists of the following components:

                                                                 2001          2000          1999
                                                                 ----          ----          ----
Current.....................................................  $15,489,000   $12,024,000   $14,744,000
Deferred....................................................      236,000        54,000    (2,114,000)
                                                              -----------   -----------   -----------
                                                              $15,725,000   $12,078,000   $12,630,000
                                                              ===========   ===========   ===========

Deferred income taxes are provided to reflect the tax effect of timing differences in reporting income and deductions for tax and financial statement purposes, principally depreciation, pension, employee benefits, deferred compensation and inventory.

Included in Other Current Assets at September 30, 2001, and 2000, is $2,753,000 and $3,456,000, respectively, of current deferred income tax debits, and included in Income Taxes Payable at September 30, 2001, and 2000 is $331,000 and $307,000, respectively, of current deferred income tax credits.

NOTE 7--COMMITMENTS

The Company is obligated under certain long-term leases that do not meet the criteria for capitalization. The annual minimum rental commitments (excluding escalation) of these leases are:

2002........................................................  $3,066,000
2003........................................................   2,517,000
2004........................................................   2,420,000
2005........................................................   2,070,000
2006........................................................   1,596,000
2007 and thereafter.........................................   4,911,000



Total rental expense charged to operations in 2001, 2000, and 1999 amounted to $3,178,000, $2,628,000, and $2,138,000, respectively.

NOTE 8--SHAREHOLDERS' EQUITY

Pursuant to the Company's Rights Plan, as amended, each shareholder holds one right for each share of common stock, and in the event any person acquires 20% of the Company's common stock other than a result of a merger or other business combination the Board of Directors determines was not effected for the purpose of acquiring Company stock, each right will give the holder the option to purchase one share of the Company's common stock for $90, subject to adjustment. The rights expire May 16, 2003, and may be redeemed by the Company for $.01 per right. As of September 30, 2001, 4,491,387 shares of the Company's common stock were reserved for issuance under the Company's Rights Plan.

NOTE 9--MAJOR CUSTOMERS

The Company operates within one industry segment--the manufacture of apparel. Sales to one mass merchandiser accounted for approximately 87% of the Company's net sales in 2001, 87% in 2000, and 89% in 1999. No other customer accounted for more than 10% of the Company's net sales in any of the three years. The Company routinely assesses the financial strength of its customers and, as a consequence, generally does not require collateral or other security to support customer receivables. Historically, the Company has not experienced significant losses related to receivables and management believes that its trade receivable credit risk exposure is limited.

NOTE 10--EMPLOYMENT AGREEMENTS

The Company maintains employment agreements with four directors, three of whom are also officers of the Company. The employment agreements contain provisions that would entitle each of the four directors to receive up to
2.99 times the average of the three highest annual compensation years out of the five prior years plus gross-up for excise taxes and continuation of certain benefits if there is a change in control in the Company (as defined) and his employment terminates. The maximum contingent liability under these agreements in such event is approximately $11,227,000. The employment agreements also provide for severance benefits, disability and death benefits and, as to one officer-director, consulting services under certain circumstances.

NOTE 11--PENSION AND RETIREMENT PLANS

The Company contributes to defined benefit pension plans which cover all eligible employees. Pension costs are generally funded currently. Pension expense amounted to $919,877 in 2001, $279,718 in 2000, and $253,899 in 1999.
Pension information under FASB No. 132 is as follows:

                                                                 2001           2000
                                                              -----------   -----------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligation at beginning of year                       $15,517,516   $15,691,610
Service cost                                                      552,873       580,760
Interest cost                                                   1,158,849     1,167,556
Actuarial gain (loss)                                           2,578,870      (261,540)
Benefits paid                                                    (246,746)     (258,243)
Settlements                                                    (1,809,942)   (1,402,627)
                                                              -----------   -----------
Benefit obligation at end of year                             $17,751,420   $15,517,516
                                                              -----------   -----------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                $19,084,403   $19,629,294
Actual return on plan assets                                      778,956       222,177
Employer contribution                                           1,904,169       893,802
Benefits paid                                                    (246,746)     (258,243)
Settlements                                                    (1,809,942)   (1,402,627)
                                                              -----------   -----------
Fair value of plan assets at end of year                      $19,710,840   $19,084,403
                                                              -----------   -----------

RECONCILIATION OF FUNDED STATUS
Funded status                                                  $1,959,420    $3,566,887
First Quarter Contribution                                        263,088     1,354,255
Unrecognized net transition obligation                            304,260       378,163
Unrecognized prior service cost                                   420,048       609,663
Unrecognized net actuarial loss                                 4,179,340     1,324,062
                                                              -----------   -----------
Prepaid benefit cost, September 30                             $7,126,156    $7,233,030
                                                              ===========   ===========

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate
  Beginning of year                                                  7.75%        7.50%
  End of year                                                        7.00%        7.75%
Expected return on plan assets                                       9.50%        9.50%
Rate of compensation increase                                        5.30%        5.30%

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                     $552,873      $580,760
Interest cost                                                   1,158,849     1,167,556
Expected return on plan assets                                 (1,885,120)   (1,911,687)
Amortization of net transition obligation                          71,387        73,768
Amortization of prior service cost                                164,327       186,422
Amortization of net actuarial loss                                 93,511        26,574
Curtailment loss                                                   32,969             0
Settlement loss                                                   731,081       156,325
                                                              -----------   -----------
Net periodic benefit cost                                        $919,877      $279,718
                                                              ============  ===========



The Board of Directors adopted on January 1, 1995, a Supplemental Benefit Restoration Plan for certain employees to restore certain pension benefits which had been reduced by legislative action. During the fiscal year, the Company amended the plan to eliminate a cap on income subject to the plan resulting in a one-time expense for the retroactive effect of such amendment. The Company is currently funding its obligations under the Plan and the 2001, 2000, and 1999 expense for such plan was $1,400,000, $184,000, and $180,000, respectively.

NOTE 12--STOCK OPTION PLAN

In 1989, the Company adopted a plan ("1989 Plan") for granting stock options to employees to purchase common stock at a price not lower than its fair market value at the respective date of grant, and 200,000 shares (as adjusted) were reserved for issuance under the 1989 plan. On November 6, 1996, options to purchase a total of 177,500 shares of the Company's Common Stock at an exercise price of $17 per share were granted to certain employees. The options are exercisable until ten years from date of grant subject to certain conditions. No further options are available for grant under the 1989 Plan. In 1998, the Company adopted a plan (1998 Plan) for granting stock options to employees pursuant to terms and conditions equivalent to the 1989 Plan, and 200,000 shares were reserved for issuance. No options have been granted pursuant to the 1998 Plan, and at September 30, 2001, 200,000 options were available for grant thereunder.

During fiscal 2001, 15,300 options were exercised for a total of $260,100. At September 30, 2001, there were 69,755 options outstanding all of which were exercisable.

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

NOTE 13--RESTRICTED STOCK PLAN

In May, 1999, the Company terminated the Supplemental Executive Retirement Plan ("SERP"), which had been adopted in 1989 for certain executive employees to restore pension benefits which had been reduced by legislative action. In lieu of the SERP, the Company adopted a 1999 Restricted Stock Plan ("Restricted Stock Plan") for the benefit of the same individuals covered under the SERP and issued 160,000 shares of Common Stock thereunder. The shares issued pursuant to the Restricted Stock Plan were subject to restrictions on transfer and certain other conditions. During the restriction period, plan participants were entitled to vote and receive dividends on such shares.

Upon issuance of the 160,000 shares pursuant to the Restricted Stock Plan, an unamortized compensation expense equivalent to the market value of the shares on the date of grant was charged to shareholders' equity to be amortized over the five year restriction period. On April 26, 2001, the Compensation Committee elected to end the restriction period, and all shares issued pursuant to the Restricted Stock Plan vested on that date. The compensation expense taken with respect to the restricted shares during the year ended September 30, 2001 and 2000, was $3,073,000 and $852,000, respectively, and there will be no further compensation expense with respect to the Restricted Stock Plan.

NOTE 14--QUARTERLY FINANCIAL DATA (UNAUDITED)

Financial data for the interim periods of 2001 and 2000 were as follows:

                                                                                                    EARNINGS
                                                                                                    PER SHARE
                                                             NET        GROSS        NET       -------------------
                                                            SALES      MARGINS     EARNINGS     BASIC     DILUTED
                                                            -----      -------     --------     -----     -------
                                                                  (In thousands, except per share amounts)
Fiscal Year 2001
Quarters
---------------------------------------------------------
First....................................................  $ 55,053    $13,589     $ 4,077      $0.80      $0.80
Second...................................................    56,685     16,380       5,538       1.09       1.08
Third....................................................    55,176     15,917       4,856       1.00       0.98
Fourth...................................................    90,243     22,791       8,156       1.82       1.80
                                                           --------    -------     -------      -----      -----
   Total.................................................  $257,157    $68,677     $22,627      $4.63*     $4.60*
                                                           ========    =======     =======      =====      =====
Fiscal Year 2000
Quarters
---------------------------------------------------------

First....................................................   $53,345    $11,398      $3,184       $.60       $.59
Second...................................................    54,668     13,407       3,937        .74        .74
Third....................................................    47,941     12,041       3,085        .60        .60
Fourth...................................................    80,211     19,804       6,820       1.32       1.32
                                                           --------    -------     -------      -----      -----
   Total.................................................  $236,165    $56,650     $17,026      $3.26      $3.25
                                                           ========    =======     =======      =====      =====

* The number of shares outstanding for purposes of calculating earning per share changed during the year primarily because of the 596,250 share repurchase in June, 2001, and as a result the total of the fiscal 2001 reported quarterly earnings per share does not equal the earnings per share as computed for the entire 12 months.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Garan, Incorporated

We have audited the accompanying consolidated balance sheets of Garan, Incorporated and its subsidiaries as at September 30, 2001 and 2000 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the consolidated financial position of Garan, Incorporated and its subsidiaries as at September 30, 2001 and 2000, and the results of consolidated operations, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 2001 in conformity with auditing standards generally accepted in the United States of America.

                               /S/ CITRIN COOPERMAN & COMPANY, LLP
                               CITRIN COOPERMAN & COMPANY, LLP

New York, New York
November 9, 2001

                             PART III

Item 10. Directors and Executive Officers of the Company.

The information required to be set forth in this Item will be contained in the Company's 2002 Proxy Statement under the caption Election of Directors and is incorporated by reference into this Report.

Item 11. Executive Compensation.

The information required to be set forth in this Item will be contained in the Company's 2002 Proxy Statement under the caption Executive Compensation and is incorporated by reference into this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required to be set forth in this Item will be contained in the Company's 2002 Proxy Statement under the caption Election of Directors; Security Ownership of Certain Beneficial Owners and Management and is incorporated by reference into this Report.

Item 13. Certain Relationships and Related Transactions.

The information required to be set forth in this Item will be contained in the Company's 2002 Proxy Statement under the caption Transactions with Management and is incorporated by reference into this Report.

                              PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules.


(1)  Consolidated Financial Statements.

Included in Part II, Item 8 of this Report:

                     Consolidated Balance Sheets as at
September 30, 2001, and September 30, 2000.

                     Consolidated Statements of Earnings -
years ended September 30, 2001, September 30, 2000, and
September 30, 1999.

                     Consolidated Statements of Shareholders'
Equity - years ended September 30, 2001, September 30, 2000, and September 30, 1999.

                     Consolidated Statements of Cash Flows -
years ended September 30, 2001, September 30, 2000, and September 30, 1999.

                     Notes to Consolidated Financial Statements for the years ended September 30, 2001, September 30, 2000, and September 30, 1999

Independent Auditors' Report dated November 9, 2001.



(2) Consolidated Financial Statement Schedules.

Independent Auditors' Report on Schedules dated
November 9, 2001, and Consent of Independent Certified
Public Accountants dated December 21, 2001.                               F-1

Supplemental Notes to Consolidated Financial Statements
for the years ended September 30, 2001, September 30, 2000,
and September 30, 1999.                                                   F-2

Schedules other than those listed above are omitted for the reason that they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Individual financial statements of the Company and its subsidiaries are omitted because all subsidiaries included in the Consolidated Financial Statements are 100% owned.

(b) No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this Report.

(c) Exhibits filed as part of this Report.

(3) Articles of Incorporation and by-laws.

(i) Restated Articles of Incorporation. (1)

(ii) Articles of Amendment of the Restated Articles of Incorporation. (1)

(iii) Articles of Amendment of the Restated Articles of Incorporation. (2)

(iv) By-laws, as amended through August 13, 2001. (3)

(4) Instruments defining the rights of security holders, including indentures.

(i) Amended and Restated Rights Agreement dated as of April 21, 1993, between the Company and Chemical Bank (now known as J.P Morgan Chase) ("Rights Agreement")(4)

(ii) Amendment dated October 1, 2001, to the Rights Agreement.

(10) Material Contracts.

(i) 1989 Stock Option Plan.(5)

(ii) 1998 Stock Option Plan.(6)

(iii) 1999 Restricted Stock Plan.(7)

(iv) Employment and Consulting Agreement amended and restated as of May 1, 2001, between the Company and Seymour Lichtenstein.(3)

(v) Employment Agreement amended and restated as of May 1, 2001, between the Company and Jerald Kamiel.(3)

(vi) Employment Agreement amended and restated as of May 1, 2001, between the Company and William J. Wilson.(3)

(vii) Employment Agreement amended and restated as of May 1, 2001, between the Company and Rodney Faver.(3)

(viii) Stock Agreement among Marita Lichtenstein, Marita Lichtenstein as Custodian for Samuel Lichtenstein, Seymour Lichtenstein, The Lichtenstein Foundation, Inc., and the Company.(8)

(ix) Form of Indemnity Agreement dated August 9, 1993, between the Company and each of its directors.(9)

(x) Indemnity Agreement dated August 9, 1993, between the Company and Alexander J. Sistarenik.(9)

(xi) Agreement effective as of July 27, 2001, between the Company and Private Capital Management, Inc.

(xii) Standstill Agreement effective as of November 7, 2001, among the Company, Royce & Associates, Inc., Brandywine Asset Management, Inc., and Legg Mason, Inc.

(21) Schedule of Subsidiaries of the Company.

Exhibits not included in this filing are hereby incorporated by reference from the following reports and registration statements previously filed by the Company:

1. Annual Report on Form 10-K for the fiscal year ended September 30, 1988.

2. Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

3. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

4. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1993.

5. Registration Statement on Form S-8 (File No. 33-29054) filed May 31, 1989.

6. Registration Statement on Form S-8 (File No. 333-66009) filed October 22,
1998.

7. Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

8. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31,
1999.

9. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

(d) The Consolidated Financial Statement Schedules Specified in Item 14(a)(2) are annexed.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GARAN, INCORPORATED



December 21, 2001                  By: /s/ WILLIAM J. WILSON
                                      ----------------------------------
                                      William J. Wilson, Vice President
                                      Finance and Administration



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


December 21, 2001                  /s/ SEYMOUR LICHTENSTEIN
                                   -------------------------------------
                                   Seymour Lichtenstein
                                   Principal Executive Officer, Director


December 21, 2001                  /s/ WILLIAM J. WILSON
                                   -------------------------------------
                                   William J. Wilson
                                   Principal Financial Officer, Director


December 21, 2001                  /s/ ALEXANDER J. SISTARENIK
                                   -------------------------------------
                                   Alexander J. Sistarenik,
                                   Principal Accounting Officer


December 21, 2001                  /s/ JERALD KAMIEL
                                   -------------------------
                                   Jerald Kamiel, Director


December 21, 2001                  /s/ RODNEY FAVER
                                   -------------------------------------
                                   Rodney Faver, Director


December 21, 2001                  /s/ MARVIN S. ROBINSON
                                   -------------------------------------
                                   Marvin S. Robinson, Director

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES

Board of Directors
and Shareholders
Garan, Incorporated

In connection with our audit of the Consolidated Financial Statements of Garan, Incorporated for the year ended September 30, 2001, incorporated into this Annual Report on Form 10-K in Part II, Item 8, we also have audited the supporting Consolidated Financial Statement Schedules listed in Item 14(a)(2) of this Report. In our opinion, those Consolidated Financial Statement Schedules present fairly, when read in conjunction with the related Consolidated Financial Statements, the financial data required to be set forth therein.

                                  /S/ CITRIN COOPERMAN & COMPANY, LLP
                                  CITRIN COOPERMAN & COMPANY, LLP

November 9, 2001
New York, New York

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

As independent certified public accountants, we hereby consent to the incorporation of our report dated November 9, 2001, included in, or incorporated by reference in, Registration Statement Nos. 33-29054, 333-66009, and 333-35710 on Form S-8 and the related Prospectuses.

                                  /S/ CITRIN COOPERMAN & COMPANY, LLP
                                  CITRIN COOPERMAN & COMPANY, LLP

December 21, 2001
New York, New York

                  GARAN, INCORPORATED AND SUBSIDIARIES

          SUPPLEMENTAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - INTEREST INCOME

Interest income is comprised of the following components:


                      2001           2000           1999
                      ----           ----           ----

Investments       $1,710,000      $1,950,000     $2,259,000

Other                174,000         275,000        254,000
                  ----------      ----------     ----------

                  $1,884,000      $2,225,000     $2,513,000
                  ==========      ==========     ==========




Note 16 - ACCRUED LIABILITIES

Accrued liabilities as at September 30, 2001, and September 30, 2000, consist of the following:


                            2001                2000
                            ----                ----

Payroll/Bonus           $ 8,092,000         $ 6,977,000
Payroll Taxes               287,000             240,000
Accrued Expenses         12,194,000          14,046,000
                        -----------         -----------

                        $20,573,000         $21,263,000
                        ===========         ===========