Form 10-Q
period 2001-12-31
GARAN INC
filed 2002-02-14
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                                Form 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 2001      Commission File No 1-4506


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

Class                                   Outstanding December 31, 2001

Common Stock (no par value)             4,500,087 shares

                      GARAN, INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX

PART I.  FINANCIAL INFORMATION                                  Page #

Item 1.   Consolidated Statements of Earnings
          Three Months Ended December 31, 2001 and 2000            3

          Consolidated Balance Sheets
          December 31, 2001 and September 30, 2001                 4

          Consolidated Statements of Cash Flows
          Three Months ended December 31, 2001 and 2000            5

          Notes to Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations           7

Item 3.   Qualitative and Quantitative Disclosure about
           Market Risk                                             8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                         9

          Signatures                                              10

                       PART I. - FINANCIAL INFORMATION

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED
                                               12/31/01        12/31/00
                                             -----------     -----------
Net sales                                    $55,666,000     $55,053,000

Cost of sales                                 40,350,000      41,464,000
                                             -----------     -----------
   Gross margin on sales                      15,316,000      13,589,000

Selling and administrative expenses            7,569,000       7,265,000

Interest on capitalized leases                    13,000          29,000

Interest income                                 (352,000)       (616,000)
                                             -----------     -----------
    Earnings before provision
        for income taxes                       8,086,000       6,911,000

Provision for income taxes                     3,316,000       2,834,000
                                             -----------     -----------
Net earnings                                 $ 4,770,000     $ 4,077,000
                                             ===========     ===========

Earnings per share data (see Note 2):

  Earnings per share - Basic                $       1.06   $        0.80
                     - Diluted              $       1.05   $        0.80

  Average common shares outstanding - Basic    4,494,000       5,078,000
                                    - Diluted  4,531,000       5,098,000

Dividends paid per share                    $       1.15    $       1.05

See notes to consolidated financial statements.

                     GARAN, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                               12/31/01         9/30/01
ASSETS                                      -------------    ------------
Current Assets:
   Cash and cash equivalents                $  40,183,000    $ 33,881,000
   U.S. Government securities - short-term      7,907,000               0
   Accounts receivable, less allowance for
     uncollectibles of $1,193,000 at
     12/31/01 and $493,000 at 9/30/01          34,172,000      59,301,000
   Inventories                                 38,423,000      41,596,000
   Other current assets                         8,188,000       7,092,000
                                              -----------     -----------
   Total current assets                       128,873,000     141,870,000

U.S. Government Securities - Long-term          3,500,000       3,500,000
Property, plant and equipment, less
  accumulated depreciation and amortization    16,522,000      16,109,000
Other assets                                    6,480,000       6,554,000
                                             ------------    ------------
   TOTAL ASSETS                             $ 155,375,000   $ 168,033,000
                                            =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $   7,165,000   $  11,609,000
   Accrued liabilities                         17,729,000      20,573,000
   Federal and state income taxes payable       5,053,000       9,945,000
   Current portion of capitalized leases          200,000         220,000
                                             ------------    ------------
   Total current liabilities                   30,147,000      42,347,000
                                             ------------    ------------
Capitalized lease obligations, net of
 current portion                                1,710,000       1,710,000
                                             ------------    ------------
Deferred income taxes                           1,212,000       1,412,000
                                             ------------    ------------
Shareholders' Equity:
 Preferred stock ($10 par value) 500,000
     shares authorized; none issued
 Common stock (no par value) 15,000,000
     shares authorized; issued 4,500,087
     at 12/31/01 and 4,491,387 at 9/30/01       2,250,000       2,246,000
  Additional paid-in-capital                    5,960,000       5,817,000
  Retained earnings                           114,096,000     114,501,000
                                             ------------    ------------
    Total shareholders' equity                122,306,000     122,564,000
                                             ------------    ------------
    TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                 $ 155,375,000   $ 168,033,000
                                            =============   =============
See notes to consolidated financial statements.

                    GARAN, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                   THREE MONTHS ENDED
                                               12/31/01         12/31/00
Cash Flows From Operating Activities:       -------------    ------------
  Net earnings                              $   4,770,000   $   4,077,000
 Adjustments to reconcile to net cash
  provided by operating activities:
    Deferred compensation                               0         213,000
    Depreciation and amortization               1,248,000       1,344,000
    Deferred income taxes                        (200,000)        175,000
    Provision for bad debts                       700,000
    Changes in assets and liabilities:
    U.S. Government securities - Short-term    (7,907,000)         29,000
    Accounts receivable                        24,429,000      19,132,000
    Inventories                                 3,173,000      (3,106,000)
    Other current assets                       (1,096,000)       (565,000)
    Accounts payable                           (4,444,000)     (4,338,000)
    Accrued liabilities                        (2,844,000)     (2,405,000)
    Income taxes payable                       (4,892,000)        668,000
    Other assets                                   74,000         403,000
Net Cash Provided by Operating               ------------    ------------
  Activities                                   13,011,000      15,627,000
                                             ------------    ------------
Cash Flows From Investing Activities:
  Additions to Property, Plant, and Equipment  (1,661,000)     (1,686,000)
                                             ------------    ------------
  Net Cash used for Investing Activities       (1,661,000)     (1,686,000)
                                             ------------    ------------
Cash Flows From Financing Activities:
  Payment of dividends                         (5,175,000)     (5,335,000)
  Repayment of capitalized lease obligations      (20,000)
  Proceeds from exercised stock options           147,000         153,000
                                             ------------    ------------
  Net Cash used for Financing Activities       (5,048,000)     (5,182,000)
                                             ------------    ------------
Net increase in Cash and Cash Equivalents       6,302,000       8,759,000

Cash and Cash Equivalents At Beginning
  of Period                                    33,881,000      14,580,000
                                             ------------    ------------
Cash and Cash Equivalents At End of Period  $  40,183,000   $  23,339,000
                                             ============    ============
Supplemental cash flow Disclosures
  Cash Paid During The Period For:
    Interest                                $      13,000   $      29,000
    Income taxes                                8,055,000       1,989,000
                                             ============    ============

See notes to consolidated financial statements.

                     GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2001
                                (UNAUDITED)

1. In the opinion of management, all adjustments necessary for a fair statement of the results of operations have been reflected.

2. Basic and diluted earnings per share for the three month periods ended December 31, 2001, and 2000 are calculated on the basis of the weighted average number of common shares outstanding during such three month periods in accordance with the provisions of the Statements of Financial Accounting Standards No. 128 as follows:

                      2001                               2000
          ------------------------------   -------------------------------
            Income     Shares  Per Share      Income     Shares  Per Share
Basic EPS  $4,770,000 4,494,000   $ 1.06    $4,077,000  5,078,000    $0.80
                               =========                         =========
Effect of
dilutive options         37,000                            20,000

          ---------------------            ----------------------
           $4,770,000 4,531,000   $ 1.05    $4,077,000  5,098,000    $0.80
          ==============================   ===============================



3.  Inventories consist of the following:
                                              12/31/01        09/30/01
                                            -----------      -----------
Raw Materials                               $ 5,061,000      $ 6,627,000

Work in Process                               5,811,000        6,070,000

Finished Goods                               27,551,000       28,899,000
                                            -----------      -----------
                                            $38,423,000      $41,596,000
                                            ===========      ===========

ITEM 2.
                      GARAN, INCORPORATED AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve certain risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth below and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, which is incorporated by reference herein. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors including, but not limited to, uncertainties regarding continued market acceptance of the Company's products, competition, the Company's relationship with its principal customer, and the consistent availability of raw materials and risks associated with the Company's Central American operations, as well as those identified in the incorporated report under the heading "Risk Factors". These forward-looking statements are made as of the date of the incorporated report or this report, as the case may be, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Results of Operations -- Three Month Periods Ended December 31, 2001, and December 31, 2000:

Net Sales

Net sales for the three-month period ended December 31, 2001, were $55,666,000 compared to $55,053,000 for the same period last year. Net earnings for the three-month period were $4,770,000, or $1.06 per share, compared to $4,077,000, or $0.80 per share, last year. The increase in net sales for the quarter was due primarily to an increase in units shipped in the Company's Childrenswear Division partially offset by a decrease in units shipped in its Womens division. The decrease in units shipped in the Womens' Division was due to a change in shipping pattern. The increase in net earnings per share for the three month period ended December 31, 2001, also reflects the Company's repurchase of 596,250 of its shares in June, 2001.

Gross Margin

Gross margin for the three months ended December 31, 2001, was $15,316,000, or 27.5% of net sales, compared to $13,589,000, or 24.7% of net sales, for the comparable period in fiscal 2001. The increase in gross margin was due to various factors including (a) duty savings resulting from lower effective duty rates on a portion of the Company's Caribbean Basin production, (b) lower costs of production as a result of shifting more production to the Caribbean Basin, and (c) lower costs associated with improved manufacturing efficiencies. The Company is a beneficiary of the Trade and Development Act of 2000 pursuant to which a portion of its garments produced in the Caribbean Basin are imported free of duty subject to annual quotas.

Selling and administrative expenses for the three months ended December 31, 2001, were $7,569,000, or 13.6% of net sales, as compared to $7,265,000, or
13.2% of net sales, for the comparable period last year. The increase in selling and administrative expenses was due primarily to increased premiums on insurance policies renewed after September 11, 2001.

Interest income for the three months ended December 31, 2001, decreased to $352,000 from $616,000 for the comparable period last year. The decrease in interest income was due to declines in interest rates.

Financial Position, Capital Resources, and Liquidity - December 31, 2001, and September 30, 2001:

At December 31, 2001, working capital was $98,726,000, a decrease of $797,000 from working capital at September 30, 2001, of $99,523,000. The decrease was due to the special dividend of $0.90 per share in addition to the regular quarterly dividend of $0.25 per share, which were paid in November 2001, and an increase in the allowance for uncollectible accounts offset by net earnings generated by the Company's operations. Shareholders' equity at December 31, 2001, was $122,306,000, or $27.18 book value per share, as compared to $122,564,000, or $27.29 per share, at September 30, 2001.

Accounts receivable were $34,172,000 at December 31, 2001, a decrease of $25,129,000 over the balance at September 30, 2001. Because the Company's business is seasonal, the receivable balance should be compared to the balance of $34,600,000 at December 31, 2000, rather than the September 30, 2001, year-end balance. The decrease in accounts receivable at December 31, 2001, from December 31, 2000, was principally due to a $700,000 increase in the allowance for uncollectible accounts, representing approximately 25% of the amount due from Kmart Corp. as of the date of its bankruptcy filing.

Inventory decreased to $38,423,000 at December 31, 2001, from $41,596,000 at September 30, 2001. Because the Company's business is seasonal, inventory at December 31, 2001, should be compared to the balance at December 31, 2000, rather than the September 30, 2001, year-end balance. The decrease in inventory from $50,863,000 at December 31, 2000, to the balance at December 31, 2001, was the result of variations in shipping patterns as well as a shift in the composition of the inventory from larger sizes to smaller sizes with lower unit value.

Item 3.    Qualitative and Quantitative Disclosure About Market Risk

The Company does not believe it is exposed to market risks with respect to any of its investments; the Company does not utilize market rate sensitive instruments for trading or other purposes. The Company's investments consist primarily of U.S. Government securities with maturities of two years or less.
                                    -8-

                        PART II. - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders.

          None.

ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

		None

          b.  Reports on Form 8-K

          No reports have been filed on Form 8-K during the quarter ended December 31, 2001.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GARAN, INCORPORATED


                                  BY:/s/ Seymour Lichtenstein
                                     Seymour Lichtenstein
                                     Principal Executive Officer


                                  BY:/s/ William J. Wilson
                                     William J. Wilson
                                     Principal Financial Officer


DATE: February 14, 2002