Form 10-K/A
period 2001-09-30
GARAN INC
filed 2002-05-14
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                           Amendment No. 1
                                  to
                               FORM 10-K

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
-------------------------------------------------------------------------------------------------------



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--NATURE OF BUSINESS AND ORGANIZATION

Garan, Incorporated ("Garan"), a Virginia corporation, and its subsidiaries (collectively, "Company"), is engaged in the design, manufacture, and sale of apparel for men, women, and children including boys, girls, toddlers, and infants. The Company produces apparel sold primarily to mass merchandisers, major national chain stores, department stores, and specialty stores. Sales are made primarily by the Company's salaried sales staff. Garan has operating subsidiaries located and primarily conducts business in the United States and Central America.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

d. INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

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

j. ADVERTISING COSTS

Advertising costs are expensed as incurred and are included in selling and administrative expenses.

k. SHIPPING AND HANDLING COSTS

Shipping and handling costs, which include shipping to distribution centers and the costs incurred in connection with delivery of the Company's products, are included in selling and administrative expenses.

l. LONG-LIVED ASSETS
When the Company identifies a long-lived asset which it can no longer use, it recognizes an impairment loss equal to the difference between the carrying value of that asset and its net realizable value.

NOTE 3--INVESTMENTS

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

NOTE 4--INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:

                                                                  2001                  2000
                                                                  ----                  ----
Raw materials..............................................   $6,627,000            $8,338,000
Work in process............................................    6,070,000             8,817,000
Finished goods..............................................  28,899,000            30,602,000
                                                             -----------           -----------
                                                             $41,596,000           $47,757,000
                                                             ===========           ===========


NOTE 5--PROPERTY, PLANT AND EQUIPMENT

PROPERTY, PLANT AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                                                 2001                   2000
                                                                 ----                   ----
Real property owned or subject to capitalized leases....... $12,023,000
$12,023,000
Machinery and equipment....................................  29,366,000               25,393,000
Leasehold improvements.....................................   6,257,000                5,786,000
Transportation equipment...................................   4,008,000                3,883,000
                                                            -----------              -----------
                                                             51,654,000               47,085,000
Less accumulated depreciation and amortization...........    35,545,000               28,207,000
                                                             ----------              -----------
                                                            $16,109,000              $18,878,000
                                                            ===========              ===========


The net book value of the real property owned or subject to capitalized leases was $2,331,000 at September 30, 2001, and $3,058,000 at September 30, 2000.

The useful lives of each category of asset included in the Company's property, plant, and equipment are as follows:

    Real property owned or subject to capitalized leases    10-40 years
    Machinery and equipment                                  3-10 years
    Leasehold improvements                                   5-10 years
    Transportation equipment                                 4-20 years


NOTE 6--CAPITALIZED LEASES

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



NOTE 7--INCOME TAXES

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
                                                              ===========   ===========   ===========


Deferred tax assets and deferred tax liabilities resulting from temporary differences in the recognition of income and expense for tax and financial reporting purposes consist of the following:

                                          2001                  2000
                                          ----                  ----
           Deferred tax assets:
            Postretirement benefits   $  947,000            $  307,000
            Accrued expenses           1,656,000             2,233,000
            Depreciation                 275,000
            Inventory                    516,000               593,000
            Deferred compensation        397,000             1,209,000
            Allowance for bad debts      192,000               200,000
            All other                     98,000               157,000
                                      ----------            ----------
            Total deferred tax assets  4,081,000             4,699,000
                                      ----------            ----------
           Deferred tax liabilities:
            Depreciation                                       271,000
            Prepaid retirement plan
             costs                     2,740,000             2,875,000
            Employee benefit plan
             expense                     331,000               307,000
                                      ----------            ----------
            Total deferred tax
             liabilities               3,071,000             3,453,000
                                      ----------            ----------
           Net deferred tax assets    $1,010,000            $1,246,000
                                      ==========            ==========

The net deferred tax assets are classified as follows:

                                          2001                  2000
                                          ----                  ----
           Deferred tax assets:
            Other current assets      $2,753,000            $3,456,000
                                      ----------            ----------
            Total deferred tax assets  2,753,000             3,456,000
                                      ----------            ----------
           Deferred tax liabilities:
            Current liabilities-income
              taxes payable             (331,000)             (307,000)
            Deferred income taxes     (1,412,000)           (1,903,000)
                                      ----------            ----------
            Total deferred tax
             liabilities              (1,743,000)           (2,210,000)
                                      ----------            ----------
           Net deferred tax assets    $1,010,000            $1,246,000
                                      ==========            ==========

NOTE 8--COMMITMENTS

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

NOTE 9--SHAREHOLDERS' EQUITY

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

NOTE 10--MAJOR CUSTOMERS

The Company operates within one industry segment--the manufacture of apparel. Sales to Wal-Mart Stores, Inc. accounted for approximately 87% of the Company's net sales in 2001, 87% in 2000, and 89% in 1999, and its accounts receivable balance as of September 30, 2001, and 2000 was $54,920,000 and $50,508,000, respectively. No other customer accounted for more than 10% of the Company's net sales in any of the three years. Wal-Mart Stores, Inc. is a public company which is subject to the periodic reporting requirements of the U.S. Securities and Exchange Commission. The Company routinely assesses the financial strength of its customers and, as a consequence, generally does not require collateral or other security to support customer receivables. Historically, the Company has not experienced significant losses related to receivables and management believes that its trade receivable credit risk exposure is limited.

NOTE 11--EMPLOYMENT AGREEMENTS

The Company maintains employment agreements with four directors, three of whom are also officers of the Company. The employment agreements contain provisions that would entitle each of the four directors to receive up to
2.99 times the average of the three highest annual compensation years out of the five prior years plus gross-up for excise taxes and continuation of certain benefits if there is a change in control in the Company (as defined) and his employment terminates. The maximum contingent liability under these agreements in such event is approximately $11,227,000. The employment agreements also provide for severance benefits, disability and death benefits and, as to one officer-director, consulting services under certain circumstances.
NOTE 12--PENSION AND RETIREMENT PLANS

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

NOTE 13--STOCK OPTION PLAN

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

NOTE 15--ADVERTISING COSTS

Advertising costs are expensed as they are incurred and are included in selling and administrative expenses. The advertising costs expensed during the years ended September 30, 2001, 2000, and 1999 were $927,000, $1,616,000, and $1,938,000, respectively.

NOTE 16--SHIPPING AND HANDLING COSTS

Shipping and handling costs, which are included in selling and administrative expenses, for the years ended September 30, 2001, 2000, and 1999 were $5,121,000, $4,782,000, and $2,971,000, respectively.

NOTE 17 - INTEREST INCOME

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




NOTE 18 - ACCRUED LIABILITIES

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
                        ===========         ===========




NOTE 19--QUARTERLY FINANCIAL DATA (UNAUDITED)

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the consolidated financial position of Garan, Incorporated and its subsidiaries as at September 30, 2001 and 2000, and the results of consolidated operations, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


(1)  Consolidated Financial Statements.

Included in Part II, Item 8 of this Report:

Consolidated Balance Sheets as at September 30, 2001, and September 30, 2000.

Consolidated Statements of Earnings - years ended
September 30, 2001, September 30, 2000, and September 30, 1999.

Consolidated Statements of Shareholders'Equity - years ended
September 30, 2001, September 30, 2000, and September 30, 1999.

Consolidated Statements of Cash Flows - years ended September 30, 2001, September 30, 2000, and September 30, 1999.

Notes to Consolidated Financial Statements for the years ended
September 30, 2001, September 30, 2000, and September 30, 1999

Independent Auditors' Report dated November 9, 2001.



(2) Consolidated Financial Statement Schedules.

Consent of Independent Certified
Public Accountants dated April 26, 2002.

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

                                      GARAN, INCORPORATED



May 14, 2002                       By: /s/ WILLIAM J. WILSON
                                      ----------------------------------
                                      William J. Wilson, Vice President
                                      Finance and Administration



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


May 14, 2002                       /s/ SEYMOUR LICHTENSTEIN
                                   -------------------------------------
                                   Seymour Lichtenstein
                                   Principal Executive Officer, Director


May 14, 2002                       /s/ WILLIAM J. WILSON
                                   -------------------------------------
                                   William J. Wilson
                                   Principal Financial Officer, Director


May 14, 2002                       /s/ ALEXANDER J. SISTARENIK
                                   -------------------------------------
                                   Alexander J. Sistarenik,
                                   Principal Accounting Officer


May 14, 2002                       /s/ JERALD KAMIEL
                                   -------------------------
                                   Jerald Kamiel, Director


May 14, 2002                       /s/ RODNEY FAVER
                                   -------------------------------------
                                   Rodney Faver, Director


May 14, 2002                       /s/ MARVIN S. ROBINSON
                                   -------------------------------------
                                   Marvin S. Robinson, Director

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

April 26, 2002
New York, New York