Form 10-Q
period 2002-03-31
GARAN INC
filed 2002-05-15
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                                Form 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2002      Commission File No 1-4506


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

Class                                   Outstanding March 31, 2002

Common Stock (no par value)             4,509,587 shares

                      GARAN, INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX

PART I.   FINANCIAL INFORMATION                                  Page #

Item 1.   Consolidated Statements of Earnings
          Three Months Ended March 31, 2002 and 2001               3

          Consolidated Statements of Earnings
          Six Months Ended March 31, 2002 and 2001                 4

          Consolidated Balance Sheets
          March 31, 2002 and September 30, 2001                    5

          Consolidated Statements of Cash Flows
          Six Months Ended March 31, 2002 and 2001                 6

          Notes to Consolidated Financial Statements               7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations           8

Item 3.   Qualitative and Quantitative Disclosure About
           Market Risk                                            10

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders     11

Item 6.   Exhibits and Reports on Form 8-K                        11

          Signatures                                              12

PART I. - FINANCIAL INFORMATION
Item 1.

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                THREE MONTHS ENDED
                                                3/31/02        3/31/01
                                             -----------     -----------
Net sales                                    $54,071,000     $56,685,000

Cost of sales                                 36,240,000      40,305,000
                                             -----------     -----------
   Gross margin on sales                      17,831,000      16,380,000

Selling and administrative expenses            7,312,000       7,515,000

Interest on capitalized leases                     7,000          21,000

Interest income                                 (217,000)       (542,000)
                                             -----------     -----------
    Earnings before provision
        for income taxes                      10,729,000       9,386,000

Provision for income taxes                     4,345,000       3,848,000
                                             -----------     -----------
Net earnings                                 $ 6,384,000     $ 5,538,000
                                             ===========     ===========

Earnings per share data (see Note 2):

  Earnings per share - Basic                  $       1.42    $       1.09
                     - Diluted                $       1.41    $       1.08

  Average common shares outstanding - Basic    4,494,000       5,083,000
                                    - Diluted  4,531,000       5,105,000

Dividends paid per share                      $     0.25      $     0.25

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                                                   SIX MONTHS ENDED
                                                3/31/02        3/31/01
                                             -----------     -----------
Net sales                                   $109,737,000    $111,738,000

Cost of sales                                 76,590,000      81,769,000
                                             -----------     -----------
   Gross margin on sales                      33,147,000      29,969,000

Selling and administrative expenses           14,881,000      14,780,000

Interest on capitalized leases                    20,000          50,000

Interest income                                 (569,000)     (1,158,000)
                                             -----------     -----------
    Earnings before provision
        for income taxes                      18,815,000      16,297,000

Provision for income taxes                     7,661,000       6,682,000
                                             -----------     -----------
Net earnings                                 $11,154,000     $ 9,615,000
                                             ===========     ===========

Earnings per share data (see Note 2):

  Earnings per share - Basic                 $      2.48     $      1.89
                     - Diluted               $      2.46     $      1.88

  Average common shares outstanding- Basic     4,494,000       5,083,000
                                   - Diluted   4,531,000       5,105,000

Dividends paid per share                     $      1.40     $      1.30

                     GARAN, INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                               03/31/02         9/30/01
                                            -------------    ------------
                                             (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                $  33,421,000    $ 33,881,000
   U.S. Government securities - short-term     25,859,000               0
   Accounts receivable, less allowance for
     uncollectibles of $1,843,000 at
     3/31/02 and $493,000 at 9/30/01           30,130,000      59,301,000
   Inventories                                 39,393,000      41,596,000
   Other current assets                         8,007,000       7,092,000
                                              -----------     -----------
   Total current assets                       136,810,000     141,870,000

U.S. Government securities - long-term          3,500,000       3,500,000
Property, plant and equipment, less
  accumulated depreciation and amortization    15,572,000      16,109,000
Other assets                                    6,395,000       6,554,000
                                             ------------    ------------
   TOTAL ASSETS                             $ 162,277,000   $ 168,033,000
                                            =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $   7,604,000   $  11,609,000
   Accrued liabilities                         20,484,000      20,573,000
   Federal and state income taxes payable       3,340,000       9,945,000
   Current portion of capitalized leases          200,000         220,000
                                             ------------    ------------
   Total current liabilities                   31,628,000      42,347,000
                                             ------------    ------------
Capitalized lease obligations, net of
 current portion                                1,710,000       1,710,000
                                             ------------    ------------
Deferred income taxes                           1,212,000       1,412,000
                                             ------------    ------------
Shareholders' Equity:
 Preferred stock ($10 par value) 500,000
     shares authorized; none issued
 Common stock (no par value) 15,000,000
     shares authorized; issued 4,509,587
     at 3/31/02 and 4,491,387 at 9/30/01        2,255,000       2,246,000
  Additional paid-in-capital                    6,117,000       5,817,000
  Retained earnings                           119,355,000     114,501,000
                                             ------------    ------------
    Total shareholders' equity                127,727,000     122,564,000
                                             ------------    ------------
    TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                 $ 162,277,000   $ 168,033,000
                                            =============   =============

                    GARAN, INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                    SIX MONTHS ENDED
                                                3/31/02          3/31/01
                                            -------------    ------------
Cash Flows from Operating Activities:
  Net earnings                              $  11,154,000   $   9,615,000
 Adjustments to reconcile to net cash
  provided by operating activities:
    Deferred compensation                                         426,000
    Depreciation and amortization               2,572,000       3,662,000
    Deferred income taxes                        (200,000)        255,000
    Provision for bad debts                     1,350,000
    Changes in assets and liabilities:
    U.S. Government securities - Short-term   (25,859,000)     (1,884,000)
    Accounts receivable                        27,821,000      17,028,000
    Inventories                                 2,203,000     (10,507,000)
    Other current assets                         (915,000)       (241,000)
    Accounts payable                           (4,005,000)        703,000
    Accrued liabilities                           (89,000)     (2,309,000)
    Income taxes payable                       (6,605,000)         11,000
    Other assets                                  159,000         976,000
Net Cash Provided by Operating               ------------    ------------
  Activities                                    7,586,000      17,735,000
                                             ------------    ------------
Cash Flows from Investing Activities:
  Purchase of U.S. Government securities -
    long-term                                                  (2,026,000)
  Additions to property, plant and equipment   (2,035,000)     (2,388,000)
                                             ------------    ------------
  Net Cash Used for Investing Activities       (2,035,000)     (4,414,000)
                                             ------------    ------------
Cash Flows From Financing Activities:
  Payment of dividends                         (6,300,000)     (6,606,000)
  Repayment of capitalized lease obligations      (20,000)        (20,000)
  Proceeds from exercised stock options           309,000         179,000
                                             ------------    ------------
  Net Cash Used for Financing Activities       (6,011,000)     (6,447,000)
                                             ------------    ------------
Net (decrease) increase in Cash and
  Cash Equivalents                               (460,000)      6,874,000
Cash and Cash Equivalents at Beginning
  of Period                                    33,881,000      14,580,000
                                             ------------    ------------
Cash and Cash Equivalents at End of Period   $ 33,421,000    $ 21,454,000
                                             ============    ============
Supplemental Cash Flow Disclosures
  Cash Paid During the Period for:
    Interest                                 $     20,000   $      50,000
    Income taxes                               14,034,000       6,251,000
                                             ============    ============

                     GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2002
                                (UNAUDITED)

1. In the opinion of management, all adjustments necessary for a fair statement of the results of operations have been reflected.

2. Basic and diluted earnings per share for the six months ended March 31, 2002 and 2001, are calculated on the basis of the weighted average number of common shares outstanding during such six month periods in accordance with the provisions of Statement of Financial Accounting Standards No.
128 as follows:

             Six Months Ended                   Six Months Ended
               March 31, 2002                     March 31,2001
          ------------------------------   -------------------------------
            Income Shares Per Share Income Shares Per Share Basic EPS $11,154,000 4,494,000 $ 2.48 $9,615,000 5,083,000 $1.89
                               =========                         =========
Effect of
dilutive options         37,000                            22,000

          ---------------------            ----------------------
          $11,154,000 4,531,000   $ 2.46    $9,615,000  5,105,000    $1.88
          ==============================   ===============================

Basic and diluted earnings per share for the three months ended March 31, 2002 and 2001, are based on earnings per share for the corresponding six month period less earnings per share for the three months ended December 31, 2001, and December 31, 2000, respectively.

3.  Inventories consist of the following:

                                               03/31/02        09/30/01
                                            -----------      -----------
                                             (UNAUDITED)
Raw Materials                               $ 6,607,000      $ 6,627,000

Work in Process                               5,398,000        6,070,000

Finished Goods                               27,388,000       28,899,000
                                            -----------      -----------
                                            $39,393,000      $41,596,000
                                            ===========      ===========

ITEM 2.
                      GARAN, INCORPORATED AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors including, but not limited to, uncertainties regarding continued market acceptance of the Company's products, competition, the Company's relationship with its principal customer, the consistent availability of raw materials, and risks associated with the Company's Central American operations. These as well as other factors which could affect the Company's business are discussed under the caption "Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The forward-looking statements in this report are made as of the date of this report, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Results of Operations -- Three and Six-Month Periods Ended March 31, 2002, and March 31, 2001:

Net Sales

Net sales for the three months ended March 31, 2002, were $54,071,000 compared to $56,685,000 for the three months ended March 31, 2001. Net sales for the six months ended March 31, 2002, were $109,737,000 compared to $111,738,000 for the six months ended March 31, 2001. The decrease in sales in both the three and six month periods was the result of lower average selling prices offset in part by increased units shipped. The lower selling prices were due to a combination of market pressure, product mix, and markdowns of inventory being liquidated in connection with the closing of the Company's licensing division.

Net earnings for the three months ended March 31, 2002, were $6,384,000, or $1.42 per share, compared to $5,538,000, or $1.09 per share, for the three months ended March 31, 2001. Net earnings for the six months ended March 31, 2002, were $11,154,000, or $2.48 per share, compared to $9,615,000, or
$1.89 per share, for the six months ended March 31, 2001. The increase in net earnings per share for the three months ended March 31, 2002, was primarily due to cost reductions described below under the caption "-Gross Margin." In addition, the increases in net earnings per share for the three and six months ended March 31, 2002, as compared to the prior fiscal year periods are partially due to the Company's repurchase of 596,250 of its shares in June, 2001. Earnings per share for the same period for fiscal 2001 were based on the shares outstanding at that time.

Gross Margin

Gross margin for the three months ended March 31, 2002, was $17,831,000, or 33.0% of net sales, compared to $16,380,000, or 28.9% of net sales, for the three months ended March 31, 2001. Gross margin for the six months ended March 31, 2002, was $33,147,000, or 30.2% of net sales, compared to $29,969,000, or 26.8% of net sales, for the six months ended March 31, 2001. The gross margin increase in both periods was due to several factors including (a) lower costs of production as a result of shifting more production offshore, (b) lower costs associated with improved manufacturing efficiencies, (c) lower costs obtained by better sourcing of raw materials used in production, and (d) duty savings as a result of lower effective duty rates on a portion of the Company's Caribbean Basin production. The Company is a beneficiary of the Trade and Development Act of 2000 pursuant to which a portion of its garments produced in the Caribbean Basin are imported free of duty subject to annual quotas.

Selling and Administrative Expenses; Interest Income

Selling and administrative expenses for the three months ended March 31, 2002, were $7,312,000, or 13.5% of net sales, as compared to $7,515,000, or
13.3% of net sales, for the three months ended March 31, 2001. Selling and administrative expenses for the six months ended March 31, 2002, were $14,881,000, or 13.6% of net sales, as compared to $14,780,000, or 13.2% of net sales, for the six months ended March 31, 2001. The decrease in absolute dollars in selling and administrative expenses for the three months ended March 31, 2002, was due primarily to decreased royalty expenses as a result of the closing of the Company's licensing division, partially offset by increases in premiums on insurance policies renewed after September 11, 2001. The increase in selling and administrative expenses for the six months ended March 31, 2002, was due primarily to a significant increase in premiums on insurance policies renewed after September 11, 2001, partially offset by decreases in both royalties and advertising expenses. Selling and administrative expenses include shipping and handling costs of $1,181,000 and $1,164,000, or approximately 2% and 2% of net sales, for the three months ended March 31, 2002 and 2001, respectively, and $2,451,000 and $2,238,000, or 2% and 2% of net sales, for the six months ended March 31, 2002 and 2001, respectively.

Interest income for the three months ended March 31, 2002, decreased to $217,000 from $542,000 for the three months ended March 31, 2001. Interest income for the six months ended March 31, 2002, was $569,000 as compared to $1,158,000 for the six months ended March 31, 2001. Interest income decreased for both periods despite an increase in the level of investments, due to declines in interest rates.

Financial Position, Capital Resources, and Liquidity - March 31, 2002, and March 31, 2001:

At March 31, 2002, working capital was $105,182,000, an increase of $5,659,000 from working capital at September 30, 2001, of $99,523,000. The increase was due to net income in the period partially offset by the net decreases in both accounts payable and income taxes payable. Accounts payable decreased primarily as a result of the Company using more letters of credit and payments on sight for offshore raw materials, as opposed to usual payment terms. Income taxes payable decreased from $9,945,000 at September 30, 2001, to $3,340,000 at March 31, 2002, as a result of the Company not being required to make its' final tax payment for the 2001 fiscal year until October 2001. Shareholders' equity at March 31, 2002, was $127,727,000 or $28.32 book value per share as compared to $122,564,000, or $27.29 book value per share at September 30, 2001.

Accounts receivable were $30,130,000 at March 31, 2002, a decrease of $29,171,000 over the balance at September 30, 2001. Because the Company's business is seasonal, it believes that it is more meaningful to compare the receivable balance at March 31, 2002, to the balance of $36,704,000 at March 31, 2001, rather than the September 30, 2001, fiscal year-end balance. The decrease at March 31, 2002, from March 31, 2001, was primarily due to decreased net sales and a $1,350,000 increase in the allowance for uncollectible accounts, representing approximately 50% of the amount due from Kmart Corp. as of the date of its bankruptcy filing. The Company's accounts receivable balance due from Wal-Mart Stores, Inc. was $26,160,000 and $31,277,000, or approximately 87% and 85% of total accounts receivable, at March 31, 2002 and 2001, respectively. The Company's accounts receivable balance at September 30, 2001, due from Wal-Mart Stores, Inc. was $54,920,000, or approximately 93% of total accounts receivable. Wal-Mart Stores, Inc. is a public company which is subject to the periodic reporting requirements of the U.S. Securities and Exchange Commission.

Inventory decreased to $39,393,000 at March 31, 2002, from $41,596,000 at September 30, 2001. Because the Company's business is seasonal, the Company believes that it is more meaningful to compare inventory at March 31, 2002, to the balance at March 31, 2001, rather than the September 30, 2001, fiscal year-end balance. The decrease in inventory from $58,264,000 at March 31, 2001, to $39,393,000 at March 31, 2002, was due to several factors including (a) the March 31, 2001, inventory included accelerated production for the 2001 fall season which did not occur in 2002, (b) a lower amount of dozens in inventory at March 31, 2002, due to the closing of the licensing division, and (c) lower inventory valuation resulting from lower cost of the major components such as raw materials, labor, and overhead.


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

PART II. - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

At the 2002 Annual Meeting of the shareholders of the Company held on March 1, 2002, Richard A. Lichtenstein, Seymour Lichtenstein, and Marvin S. Robinson were reelected as directors of the Company, and the selection of Citrin Cooperman & Company, LLP as the Company's independent certified public accountants for the fiscal year ending September 30, 2002, was ratified. The names of the Company's other directors who continued in office after the 2002 Annual Meeting are: Stephen J. Donohue, Rodney Faver, Jerald Kamiel, Frank Martucci, Perry Mullen, and William J. Wilson. The tabulation of the votes was as follows:

                              Votes For      Votes Withheld
                            -------------    --------------
Richard A. Lichtenstein       3,643,686          34,694

Seymour Lichtenstein          3,643,686          34,694

Marvin S. Robinson            3,643,686          34,694


                              Votes For      Votes Against      Abstain
                            -------------    --------------  -----------
Ratification of Accountants   3,667,268         10,040          1,072


ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              None.

          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended March 31, 2002.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GARAN, INCORPORATED


                                  BY:/s/Seymour Lichtenstein
                                     -----------------------
                                     Seymour Lichtenstein
                                     Principal Executive Officer


                                  BY:/s/William J. Wilson
                                     --------------------
                                     William J. Wilson
                                     Principal Financial Officer


DATE: May 15, 2002