Form 10-Q
period 2002-06-30
GARAN INC
filed 2002-08-14
CIK 39917

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                                Form 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2002      Commission File No 1-4506


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

Class                                   Outstanding June 30, 2002

Common Stock (no par value)             4,524,767 shares

                      GARAN, INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX

PART I.   FINANCIAL INFORMATION                                  Page #

Item 1.   Consolidated Statements of Earnings
          Three Months Ended June 30, 2002 and 2001                3

          Consolidated Statements of Earnings
          Nine Months Ended June 30, 2002 and 2001                 4

          Consolidated Balance Sheets
          June 30, 2002 and September 30, 2001                     5

          Consolidated Statements of Cash Flows
          Nine Months Ended June 30, 2002 and 2001                 6

          Notes to Consolidated Financial Statements               7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations           9

Item 3.   Qualitative and Quantitative Disclosure About
           Market Risk                                            12

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                        13

          Signatures                                              14

          Exhibit Index                                           15

PART I. - FINANCIAL INFORMATION
Item 1.

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                 6/30/02        6/30/01
                                              -----------     -----------
Net sales                                     $54,205,000     $55,176,000

Cost of sales                                  35,017,000      39,259,000
                                              -----------     -----------
   Gross margin on sales                       19,188,000      15,917,000

Selling and administrative expenses             8,798,000       8,206,000

Interest on capitalized leases                     11,000          19,000

Interest income                                  (263,000)       (539,000)
                                              -----------     -----------
    Earnings before provision
        for income taxes                       10,642,000       8,231,000

Provision for income taxes                      4,310,000       3,375,000
                                              -----------     -----------
Net earnings                                  $ 6,332,000     $ 4,856,000
                                              ===========     ===========

Earnings per share data (see Note 2):

  Earnings per share - Basic                 $       1.40    $       1.00
                     - Diluted               $       1.40    $        .98

  Average common shares outstanding- Basic      4,507,000       5,015,000
                                   - Diluted    4,532,000       5,051,000

Dividends paid per share                     $       0.25    $       0.25

                     GARAN, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                    NINE MONTHS ENDED
                                                 6/30/02        6/30/01
                                              -----------     -----------
Net sales                                    $163,942,000    $166,914,000

Cost of sales                                 111,607,000     121,028,000
                                              -----------     -----------
   Gross margin on sales                       52,335,000      45,886,000

Selling and administrative expenses            23,679,000      22,986,000

Interest on capitalized leases                     31,000          69,000

Interest income                                  (832,000)     (1,697,000)
                                              -----------     -----------
    Earnings before provision
        for income taxes                       29,457,000      24,528,000

Provision for income taxes                     11,971,000      10,057,000
                                              -----------     -----------
Net earnings                                  $17,486,000     $14,471,000
                                              ===========     ===========

Earnings per share data (see Note 2):

   Earnings per share - Basic                 $      3.88     $      2.89
                      - Diluted               $      3.86     $      2.86

   Average common shares outstanding- Basic     4,507,000       5,015,000
                                    - Diluted   4,532,000       5,051,000

Dividends paid per share                      $      1.65     $      1.55

                     GARAN, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                06/30/02         9/30/01
ASSETS                                       -------------    ------------
                                              (UNAUDITED)
Current Assets:
   Cash and cash equivalents                 $  33,761,000    $ 33,881,000
   U.S. Government securities - short-term      17,901,000               0
   Accounts receivable, less allowance for
     uncollectibles of $2,343,000 at
     6/30/02 and $493,000 at 9/30/01            36,411,000      59,301,000
   Inventories                                  52,651,000      41,596,000
   Other current assets                          7,387,000       7,092,000
                                               -----------     -----------
   Total current assets                        148,111,000     141,870,000

U.S. Government securities - long-term           3,500,000       3,500,000
Property, plant and equipment, less
  accumulated depreciation and amortization     14,614,000      16,109,000
Other assets                                     6,304,000       6,554,000
                                              ------------    ------------
   TOTAL ASSETS                              $ 172,529,000   $ 168,033,000
                                             =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                          $   9,569,000   $  11,609,000
   Accrued liabilities                          23,436,000      20,573,000
   Federal and state income taxes payable        3,727,000       9,945,000
   Current portion of capitalized leases           200,000         220,000
                                              ------------    ------------
   Total current liabilities                    36,932,000      42,347,000
                                              ------------    ------------
Capitalized lease obligations, net of
 current portion                                 1,710,000       1,710,000
                                              ------------    ------------
Deferred income taxes                              701,000       1,412,000
                                              ------------    ------------
Shareholders' Equity:
 Preferred stock ($10 par value) 500,000
     shares authorized; none issued
 Common stock (no par value) 15,000,000
     shares authorized; issued 4,524,767
     at 6/30/02 and 4,491,387 at 9/30/01         2,262,000       2,246,000
  Additional paid-in-capital                     6,367,000       5,817,000
  Retained earnings                            124,557,000     114,501,000
                                              ------------    ------------
    Total shareholders' equity                 133,186,000     122,564,000
                                              ------------    ------------
    TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                  $ 172,529,000   $ 168,033,000
                                             =============   =============

                    GARAN, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                     NINE MONTHS ENDED
                                                 6/30/02          6/30/01
Cash Flows from Operating Activities:        -------------    ------------
  Net earnings                               $  17,486,000   $  14,471,000
 Adjustments to reconcile to net cash
  provided by operating activities:
    Deferred compensation                                        3,073,000
    Depreciation and amortization                4,124,000       5,252,000
    Deferred income taxes                         (711,000)       (101,000)
    Provision for bad debts                      1,850,000
    Changes in assets and liabilities:
    U.S. Government securities - Short-term    (17,901,000)      6,436,000
    Accounts receivable                         21,040,000      10,936,000
    Inventories                                (11,055,000)    (18,358,000)
    Other current assets                          (295,000)        287,000
    Accounts payable                            (2,040,000)      1,066,000
    Accrued liabilities                          2,863,000      (3,500,000)
    Income taxes payable                        (6,218,000)         (2,000)
    Other assets                                   250,000        (195,000)
Net Cash Provided by Operating                ------------    ------------
  Activities                                     9,393,000      19,365,000
                                              ------------    ------------
Cash Flows from Investing Activities:
  Sale of U.S. Government securities -
    long-term                                                    7,710,000
  Purchase of U.S. Government securities -
    long-term                                                   (3,563,000)
  Additions to property, plant, and equipment   (2,629,000)     (3,396,000)
                                              ------------    ------------
  Net Cash Used for (Provided by)
    Investing Activities                        (2,629,000)        751,000
                                              ------------    ------------
Cash Flows From Financing Activities:
  Stock repurchase                                             (17,887,000)
  Payment of dividends                          (7,430,000)     (7,876,000)
  Repayment of capitalized lease obligations       (20,000)        (20,000)
  Proceeds from exercised stock options            566,000         221,000
                                              ------------    ------------
  Net Cash Used for Financing Activities        (6,884,000)    (25,562,000)
                                              ------------    ------------
Net decrease in Cash and
  Cash Equivalents                                (120,000)     (5,446,000)
Cash and Cash Equivalents at Beginning
  of Period                                     33,881,000      14,580,000
                                              ------------    ------------
Cash and Cash Equivalents at End of Period  $   33,761,000   $   9,134,000
                                              ============    ============
Supplemental Cash Flow Disclosures
  Cash Paid During the Period for:
    Interest                                 $      31,000   $      69,000
    Income taxes                                18,238,000       9,745,000
                                              ============    ============

                     GARAN, INCORPORATED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2002
                                (UNAUDITED)

1. In the opinion of management, all adjustments necessary for a fair statement of the results of operations have been reflected.

2. Basic and diluted earnings per share for the nine months ended June 30, 2002 and 2001, are calculated on the basis of the weighted average number of common shares outstanding during such nine-month periods in accordance with the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") as follows:

                     Nine Months Ended                   Nine Months Ended
                       June 30, 2002                     June 30,2001
                  -------------------------------   -------------------------------
                    Income     Shares   Per Share      Income     Shares   Per Share
                  ----------- --------- ---------   ----------- ---------- ---------
Basic EPS         $17,486,000 4,507,000    $ 3.88   $14,471,000  5,015,000     $2.89
                                        =========                          =========
Effect of
dilutive options                 25,000                            36,000
                  ----------- ---------             ------------ ---------
                  $17,486,000 4,532,000    $ 3.86   $14,471,000  5,051,000     $2.86
                  =========== ========= =========   ============ ========= =========

Basic and diluted earnings per share for the three months ended June 30, 2002 and 2001, are based on earnings per share for the corresponding nine-month period less earnings per share for the six months ended March 31, 2002, and March 31, 2001, respectively. Basic and diluted earnings per share for the three months ended June 30, 2002 and 2001, were calculated in accordance with SFAS No. 128 as follows:

                     Three Months Ended                   Three Months Ended
                       June 30, 2002                     June 30,2001
                  ------------------------------   -------------------------------
                    Income     Shares  Per Share      Income     Shares  Per Share
                  ---------- --------- ---------   ---------  ---------- ---------
Basic EPS         $6,332,000 4,507,000   $ 1.40    $4,856,000  5,015,000    $1.00
                                       =========                         =========
Effect of
dilutive options                25,000                            36,000
                  ---------- ---------             ----------- ---------
                  $6,332,000 4,532,000   $ 1.40    $4,856,000  5,051,000    $0.98
                  ========== ========= =========   =========== ========= =========


3.  Inventories consist of the following:
                                               06/30/02        09/30/01
                                            -----------      -----------
                                             (UNAUDITED)
Raw Materials                               $10,625,000      $ 6,627,000

Work in Process                               7,043,000        6,070,000

Finished Goods                               34,983,000       28,899,000
                                            -----------      -----------
                                            $52,651,000      $41,596,000
                                            ===========      ===========
4. 	Fees Expense

Selling and administrative expenses includes an accrual for fees in the three months ended June 30, 2002, related to the pending acquisition of the Company by Berkshire Hathaway Inc. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events."

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors including, but not limited to, uncertainties regarding continued market acceptance of the Company's products, competition, the Company's relationship with its principal customer, the consistent availability of raw materials, and risks associated with the Company's Central American operations. These as well as other factors which could affect the Company's business are discussed under the caption "Risk Factors" and elsewhere in the Company's amended Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The forward-looking statements in this report are made as of the date of this report, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Results of Operations -- Three and Nine-Month Periods Ended June 30, 2002, and June 30, 2001:

Net Sales

Net sales for the three months ended June 30, 2002, were $54,205,000 compared to $55,176,000 for the three months ended June 30, 2001. Net sales for the nine months ended June 30, 2002, were $163,942,000 compared to $166,914,000 for the nine months ended June 30, 2001. The decrease in sales in both the three and nine-month periods was the result of lower average selling prices offset in part by increased units shipped. The lower selling prices were due primarily to lower unit prices, product mix, and the liquidation of inventory in connection with the closing of the Company's licensing division.


Net earnings for the three months ended June 30, 2002, were $6,332,000, or $1.40 per share, compared to $4,856,000, or $1.00 per share, for the three months ended June 30, 2001. Net earnings for the nine months ended June 30, 2002, were $17,486,000, or $3.88 per share, compared to $14,471,000, or
$2.89 per share, for the nine months ended June 30, 2001. The increase in net earnings per share for the three months ended June 30, 2002, was primarily due to cost reductions described below under the caption "-Gross Margin." In addition, the increases in net earnings per share for the three and nine months ended June 30, 2002, as compared to the prior fiscal year periods, are affected by the Company's repurchase of 596,250 of its shares in June, 2001. Earnings per share for the same period for fiscal 2001 were based on the shares outstanding at that time.

Gross Margin

Gross margin for the three months ended June 30, 2002, was $19,188,000, or 35.4% of net sales, compared to $15,917,000, or 28.8% of net sales, for the three months ended June 30, 2001. Gross margin for the nine months ended June 30, 2002, was $52,335,000, or 31.9% of net sales, compared to $45,886,000, or 27.5% of net sales, for the nine months ended June 30, 2001. The gross margin increase in both periods was due to a number of factors including (a) lower costs of production as a result of shifting more production offshore, (b) lower costs associated with improved manufacturing efficiencies, (c) lower costs obtained by better sourcing of raw materials used in production, and (d) duty savings as a result of lower effective duty rates on a portion of the Company's Caribbean Basin production. The Company is a beneficiary of the Trade and Development Act of 2000 pursuant to which a portion of its garments produced in the Caribbean Basin are imported free of duty subject to annual quotas.

Selling and Administrative Expenses; Interest Income

Selling and administrative expenses for the three months ended June 30, 2002, were $8,798,000, or 16.2% of net sales, as compared to $8,206,000, or
14.9% of net sales, for the three months ended June 30, 2001. Selling and administrative expenses for the nine months ended June 30, 2002, were $23,679,000, or 14.4% of net sales, as compared to $22,986,000, or 13.8% of net sales, for the nine months ended June 30, 2001. The increase in absolute dollars in selling and administrative expenses for the three months ended June 30, 2002, was due primarily to the accrual of $1,000,000 for fees in connection with the pending acquisition of the Company by Berkshire Hathaway Inc. The increase in selling and administrative expenses for the nine months ended June 30, 2002, was due primarily to an increase in premiums on insurance policies renewed after September 11, 2001, in addition to the previously mentioned accrual of fees in connection with the pending acquisition of the Company by Berkshire Hathaway Inc., partially offset by decreases in both royalties and advertising expenses. See "- Recent Events." Selling and administrative expenses include shipping and handling costs of $1,389,000 and $1,368,000, or approximately 2% and 2% of net sales, for the three months ended June 30, 2002 and 2001, respectively, and $3,840,000 and $3,602,000, or 2% and 2% of net sales, for the nine months ended June 30, 2002 and 2001, respectively.

Interest income for the three months ended June 30, 2002, decreased to $263,000 from $539,000 for the three months ended June 30, 2001. Interest income for the nine months ended June 30, 2002, was $832,000 as compared to $1,697,000 for the nine months ended June 30, 2001. Interest income decreased for both periods despite an increase in the level of investments, due to declines in interest rates.

Financial Position, Capital Resources, and Liquidity - June 30, 2002, and June 30, 2001:

At June 30, 2002, working capital was $111,179,000, an increase of $11,656,000 from working capital at September 30, 2001, of $99,523,000. The increase in working capital was due to increased net earnings less dividends paid.

In the period from September 30, 2001 to June 30, 2002, there were net decreases in both accounts payable and income taxes payable. Accounts payable decreased primarily as a result of the Company using more letters of credit and payments on sight for offshore raw materials, as opposed to usual payment terms. Income taxes payable decreased from $9,945,000 at September 30, 2001, to $3,727,000 at June 30, 2002. The amount payable at September 30, 2001, reflected a change in the law which permitted the Company to make its final tax payment for the 2001 fiscal year in October 2001. Shareholders' equity at June 30, 2002, was $133,186,000 or $29.43 book value per share as compared to $122,564,000, or $27.29 book value per share at September 30, 2001.

Net accounts receivable were $36,411,000 at June 30, 2002, a decrease of $22,890,000 over the balance at September 30, 2001. Because the Company's business is seasonal, it believes that it is more meaningful to compare the receivable balance at June 30, 2002, to the balance of $42,796,000 at June 30, 2001, rather than the September 30, 2001, fiscal year-end balance. The decrease at June 30, 2002, from June 30, 2001, was primarily due to decreased net sales and a $1,850,000 increase in the allowance for uncollectible accounts to provide for approximately 69% of the amount due from Kmart Corp. as of the date of its bankruptcy filing. The Company's accounts receivable balance due from Wal-Mart Stores, Inc. was $33,089,000 and $34,753,000, or approximately 91% and 81% of total accounts receivable, at June 30, 2002 and 2001, respectively. The Company's accounts receivable balance at September 30, 2001, due from Wal-Mart Stores Inc. was $54,920,000, or approximately 93% of total accounts receivable. Wal-Mart Stores, Inc. is a public company that is subject to the periodic reporting requirements of the U.S. Securities and Exchange Commission.

Inventory increased to $52,651,000 at June 30, 2002, from $41,596,000 at September 30, 2001. Because the Company's business is seasonal, the Company believes that it is more meaningful to compare inventory at June 30, 2002, to the balance at June 30, 2001, rather than the September 30, 2001, fiscal year-end balance. The decrease in inventory from $66,115,000 at June 30, 2001, to $52,651,000 at June 30, 2002, was due to several factors including (a) the June 30, 2001, inventory included accelerated production for the 2001 fall season which did not occur in 2002, (b) a lower amount of dozens in inventory at June 30, 2002, due to the closing of the licensing division, and (c) lower inventory valuation resulting from lower cost of raw materials, labor, and overhead.

Recent Events

On July 2, 2002, the Company agreed to be acquired by Berkshire Hathaway Inc. at a price of $60 per share payable in cash. A Special Shareholders Meeting has been scheduled for 10:00 a.m. on Wednesday, September 4, 2002, at The Shelburne Murray Hill Hotel in New York City to consider approval of the transaction. Shareholders of record of August 1, 2002, will be entitled to vote at the Meeting. The proxy statement was mailed to shareholders on August 6, 2002.

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

                        PART II. - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.

          a.  Exhibits

              Exhibit       Description
              -------       -----------
               99.1         Certification of Chief Executive Officer
                            Pursuant to 18 U.S.C. Section 1350, as
                            Adopted Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002

               99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


          b.  Reports on Form 8-K

              No reports have been filed on Form 8-K during the quarter ended June 30, 2002.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GARAN, INCORPORATED


                                  BY:/s/Seymour Lichtenstein
                                     -----------------------------
                                     Seymour Lichtenstein
                                     Principal Executive Officer


                                  BY:/s/William J. Wilson
                                     -----------------------------
                                     William J. Wilson
                                     Principal Financial Officer


DATE: August 14, 2002

                           Exhibit Index

Exhibit       Description
-------       -----------
 99.1         Certification of Chief Executive Officer
              Pursuant to 18 U.S.C. Section 1350, as
              Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

 99.2         Certification of Chief Financial Officer
              Pursuant to 18 U.S.C. Section 1350, as
              Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002